Form 10-K
period 2025-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2026-02-18
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of February 11, 2026, there were outstanding 216,835,141 shares of Common Stock, $0.01 par value per share of the registrant.

The aggregate market value of the shares of the registrant’s common equity held by non-affiliates of the registrant was approximately $17.7 billion based on the closing price of $79.43 per share of Common Stock on June 30, 2025.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2026, to be filed by the registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025.

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

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global financial services offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and workplace benefits and protection solutions through our diverse family of financial services companies. We had $1,814.6 billion in assets under administration (“AUA”), including $781.0 billion in assets under management (“AUM”) as of December 31, 2025.

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

As of December 31, 2025, we provided WSRS products to (a) over 42,000 defined contribution plans including $625.3 billion in assets and covering approximately 11.3 million eligible plan participants, and (b) to over 1,600 defined benefit plans, including $17.2 billion in assets and covering over 371,000 eligible plan participants. As of December 31, 2025, approximately 30% of our WSRS account values were managed by our Principal Asset Management segment, 66% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 2% were sub-advised and 2% represented employer securities.

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

In addition, we have a staff of service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design, communicating the customers’ needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

Individual Annuities

Individual annuities includes individual variable annuities and RILAs, which are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals, that are offered to individuals.

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Asset Management segment or unaffiliated third party asset managers, with variable and guaranteed options. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums. As of December 31, 2025, of our $7.4 billion variable annuity account balances invested in mutual funds, 88% was allocated to mutual funds managed by the Principal Asset Management segment and our guaranteed option. The remaining balance was allocated to mutual funds managed by unaffiliated third party asset managers.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2025, $4.7 billion of the $7.4 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Balanced funds	$4,502.2	$5,411.5
Equity funds	133.8	125.9
Bond funds	33.8	41.1
Money market funds	13.8	17.0
Specialty funds	0.4	0.6
Total	$4,684.0	$5,596.1
Percent of total variable annuity separate account values	64%	67%

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

We sell our individual variable annuity products and RILAs primarily through our affiliated financial representatives, who accounted for 68%, 70% and 85% of annuity sales for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms.

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

Deposits to investment only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. The amounts earned by us are derived in part from the difference between the investment income earned by us and the amount credited to the customer. The Principal Asset Management segment primarily manages the assets supporting the contractual promises.

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

Since premium received from pension risk transfer products is generally in the form of single payments, the level of premiums can fluctuate depending on the number of large-scale annuity sales in a particular quarter. The Principal Asset Management segment primarily manages the assets supporting pension risk transfer account values.

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

Bank and Trust Services

Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2025, Principal Bank had nearly 816,000 customers and approximately $9.3 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity and may not hold demand deposits. It also may not own commercial loans or originate loans.

Principal Custody Solutions (“PCS”) is a division of Principal Bank that provides trust and/or custodial support services to clients in a variety of market segments including corporations, endowments, foundations, health care organizations, insurance and financial institutions, public entities and government institutions.

Principal Trust Company (the trade name for Delaware Charter Guarantee & Trust) is a non-deposit trust company chartered in 1899 in the State of Delaware. As of December 31, 2025, Principal Trust Company has over 36,000 accounts and approximately $737.9 billion in assets under administration. Principal Trust Company provides trust and custodial services to certain retirement benefit plans and personal trusts.

Products

Individual retirement accounts (“IRAs”) are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank offers Federal Deposit Insurance Corporation (“FDIC”) insured cash solutions for customers in the form of savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans. In addition, Principal Bank serves as a trustee and/or custodian for institutional customers within its PCS business and facilitates cash sweep services for these customers as well as cash sweep services for customers of affiliates.

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

Principal Trust Company offers services through brokerage and financial institution relationships services primarily through affiliates of PFG and also leverages unaffiliated partners. Principal Trust Company also acts as trustee and/or custodian for the retirement plan clients that fall into the PCS business line.

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

Investment Management

Our Investment Management operations manages assets for sophisticated investors around the world using global and local investment teams that provide diverse investment capabilities including equity, fixed income, asset allocation, real estate and other alternative investments. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM. The Investment Management teams managed $593.9 billion in assets as of December 31, 2025.

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

Real Estate and Other Alternative Investments. We offer products and services through other alternative asset classes including managing private real estate equity, commercial mortgages, bridge/mezzanine loans, direct lending and infrastructure debt.

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

China. We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCBPAM”). We owned 25.0% of CCBPAM as of December 31, 2025. China Construction Bank (“CCB”) is the majority partner with 65.0% ownership. China Huadian Capital Holdings owns 10.0%. CCBPAM distributes its mutual funds through CCB and third party distributors such as banks, securities brokers and e-channels.

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

Markets, Products and Distribution

Latin America

Brazil. We offer pension accumulation, income annuity and life insurance accumulation products through a co-managed joint venture Brasilprev Seguros e Previdencia S.A. (“Brasilprev”) with our partner with Banco do Brasil (“Banco”). We owned 25.0% of the economic interest and 50.0% of the voting shares as of December 31, 2025.

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

Chile. We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 98.0% of Cuprum as of December 31, 2025, and the rest is publicly floated. Cuprum’s products are sold through digital means and via a proprietary sales network.

We offer income annuity and life insurance accumulation solutions through Principal Compañía de Seguros de Vida Chile S.A., our wholly owned life insurance company. The annuity products are distributed directly by our sales teams and through a network of brokers and independent agents. Life insurance accumulation products are offered to individuals through brokers and financial advisors and through digital means. In January 2026, an agreement was reached to sell our annuities business in Chile, subject to regulatory approvals. We expect the transaction to close in the third quarter of 2026. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 24, Subsequent Events.”

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

Asia

China. We offer entrust, account services and investment management for individual and group retirement security products through a joint venture, CCB Pension Management Co., Ltd. (“CCBP”). We owned 17.6% of CCBP as of December 31, 2025. CCB is the majority partner with 70.0% ownership. The Social Security Fund of China owns 12.4%.

Hong Kong Special Administrative Region. We offer two types of pension saving schemes, Mandatory Provident Fund (“MPF Schemes”) and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. On January 16, 2025, we announced the signing of an agreement with Bank Consortium Trust Company (“BCT”) to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes. The transaction is expected to close in 2026.

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

Specialty Benefits

Specialty Benefits, which includes group dental, life, disability insurance, supplemental health and individual disability insurance, is an important component of the employee benefit offering primarily at small and medium-sized businesses. We serve approximately 103,000 employer groups, providing 321,000 total coverages to more than 3,300,000 employees.

Products and Services

Group Dental Insurance. Our dental plans provide partial reimbursement for covered dental expenses. We offer indemnity and preferred provider organization dental products on both an employer-paid and voluntary basis, and we also offer a national discount dental product. According to the Life Insurance and Market Research Association (“LIMRA”), we were the third-largest group dental insurer in 2024 based on the number of contracts and employer groups in force.

Group Life Insurance. Our group life insurance provides coverage to employees and their dependents for a specified period. We offer traditional group life insurance that does not provide for the accumulation of cash values on both an employer-paid and voluntary basis, and our business remains focused on the traditional, annually renewable term product. We no longer market group universal life insurance to new employer groups. According to LIMRA, we were the top-ranked group life insurer in the United States in 2024 based on the number of group life insurance contracts in force.

Group Disability Insurance. Our group disability insurance provides benefits to insured employees who become disabled. In most instances, this benefit is in the form of a monthly or weekly income. Our group disability products include short-term and long-term disability, offered on either an employer paid or voluntary basis. We also provide paid family and medical leave (“PFML”) on a limited basis, which provides paid leave for specified family care needs or an employee’s own serious health condition. As of December 31, 2025, we have sold PFML in four states. We plan to expand to other states in the future. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 2nd in the U.S. as of December 31, 2024, in terms of number of contracts/employer groups in force.

Supplemental Health. Our supplemental health products include vision, critical illness, accident and hospital indemnity insurance. Our vision offerings include both indemnity and managed-care plans, available on an employer-paid or voluntary basis, and designed to reimburse a portion of eligible vision expenses. We also provide voluntary critical illness coverage that delivers a lump-sum benefit upon diagnosis of a covered condition, voluntary accident coverage that pays a lump-sum benefit for injuries resulting from an accident and hospital indemnity coverage that offers a lump-sum benefit to help manage the costs of hospitalization.

Individual Disability Insurance. Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. According to LIMRA, our individual disability business was ranked 4th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 4th overall, as of December 31, 2024.

Fee-for-Service. We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Life Insurance

We specialize in providing solutions primarily for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and key employees. In 2021, we narrowed our focus to the business market and ceased sales to the retail consumer market. In 2022, we reinsured our universal life with secondary guarantee (“ULSG”) block of business. Our U.S. operations administered approximately 710,000 individual life insurance policies with over $570.0 billion of individual life insurance in force as of December 31, 2025.

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

Interest Sensitive. Interest sensitive includes universal life (“UL”), variable universal life and indexed universal life insurance products; however, we no longer market universal life insurance with lifetime secondary guarantee provisions. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2025, interest sensitive products represented 18% of individual life insurance in force and generated 74% of individual life insurance annualized first year premium sales.

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

Traditional Life Insurance. Traditional life insurance includes term, whole and adjustable life insurance products; however, we no longer market whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 81% of individual life insurance in force as of December 31, 2025, and 26% of our individual life insurance annualized first year premium sales for the year ended December 31, 2025. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination.

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

As of December 31, 2025, we had 139 sales representatives and 183 service representatives in 26 local markets. Our sales representatives accounted for 100% of our group insurance sales for the year ended December 31, 2025. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. Small and medium-sized business sales represented 100% of individual life sales and 74% of individual disability sales for the year ended December 31, 2025. Our life insurance sales efforts focus on the Nonqualified Deferred Compensation and the Business Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income and business protection. We believe the Business Owner Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

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

Regulation

Our businesses are subject to regulation and supervision by U.S. federal, state and broker-dealer regulatory authorities as well as non-U.S. regulatory authorities for our operations and customers outside the U.S. Our businesses are also subject to U.S. federal, state and local tax laws as well as tax laws for jurisdictions outside the U.S. As we continue to expand our global footprint, we are subject to laws and regulations of jurisdictions where we register and sell products, even if we do not have a physical operating presence.

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

To enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to report annually to state regulators regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2025, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

The following authorities regularly make inquiries and conduct routine examinations or investigations regarding our compliance with applicable laws and regulations:

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

We operate registered broker-dealers that are subject to SEC and FINRA oversight as well as entities that are registered as investment advisors which are subject to the requirements of the Investment Advisors Act of 1940.

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

Risk Management

Like all financial services companies, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A. “Risk Factors.” Our enterprise risk management approach ensures appropriate resources, processes and controls are in place to identify, measure, monitor and manage risks within established limits and tolerances helping us:

●	Identify and successfully manage risks that present profitable growth opportunities and avoid those that don’t.
●	Balance the sometimes-competing demands of various constituencies; meet our customer obligations, satisfy regulatory requirements and optimize shareholder returns relative to the risks we take.

We utilize an integrated risk management framework to identify, analyze and mitigate internal and external risks. Execution of our risk management framework delivers perspective that is used in business decision making. Our approach to enterprise risk management is built upon a commitment to continual improvement and ongoing validation.

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

Risk appetites, tolerances and limits have been established from an enterprise-wide and business area perspective for specific risk categories, where appropriate. We monitor a variety of risk metrics on an ongoing basis and take appropriate steps to manage our established risk limits and escalation levels. Quarterly risk reporting provides a feedback loop between business areas, functional areas, our internal risk committees and the enterprise risk management function. This reporting also includes perspectives on emerging risk. To the extent potentially significant business activities or operational initiatives are considered, analysis of the possible impact on our risk profile takes place. This analysis includes, but is not limited to, the capital implications; the impact on near term and long-term earnings; the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, business risk and operational risk; and the impact to our reputation.

Human Capital

As of December 31, 2025, we employed approximately 19,700 people across the globe, including approximately 11,600 employees who work in the U.S. and 8,100 employees who work outside the U.S. Our employees work from many locations across multiple businesses and are united through a common purpose: to help more people and businesses around the world gain greater access to financial security. We start every relationship by understanding our customers’ unique journeys, challenges and aspirations. By combining this understanding with our global expertise, we deliver personalized insights, tools and resources to help more people save, invest and protect their financial future. Our purpose-driven culture attracts and retains talented individuals who share our commitment and together, we’re building an organization where meaningful work and exceptional employee experiences drive better outcomes for customers, communities and the company.

In 2025, our commitment to enabling high performing teams remained strong. We continue to attract, retain and develop the talent needed to deliver our enterprise strategy. Our talent initiatives focus on fostering a strong and supportive community, enabling a tailored approach to life and work, and granting access to boundless opportunity across the enterprise. Grounded in a clear and compelling employee value proposition, we are confident in our ability to build inclusive teams with the global talent necessary to succeed.

We invest in employee development in several ways, including experiential learning, growth assignments, relationships with colleagues, formal programming and just-in-time resources. We have an enterprise learning platform allowing for curated learning content aligned with enterprise priorities. This ensures employees have the skills necessary to contribute to our success now and into the future. These investments also ensure our employees can develop the skills most critical to their current and future career aspirations. We continue to pilot new programs to create space for employees to learn new skills and navigate their career. In 2025, we implemented enterprise-wide artificial intelligence and data literacy training. Additional targeted development opportunities exist for employees identified as high potential talent.

We know an inclusive culture makes us stronger, and we remain committed to providing a work environment where every employee feels welcome, is respected and has an opportunity to thrive. We are committed to providing our leaders across the globe with regular training, with the goal of establishing more productive connections between teams and enabling thoughtful decision-making. As of December 31, 2025, we had fifteen employee resource groups and networks (“ERGs”), comprised of employees motivated to listen, reflect and provide cultural insights. Our ERGs, which are open to all employees, play an integral role in providing insights into our products, services, workplace and community. In 2025, we continued to invest in programs with measurable impact on employee engagement and retention, including our global mentoring program. Open to all employees, the mentoring program helps individuals achieve outcomes like expanding their network, building leadership skills and improving business acumen. Our Global Inclusion Summit sessions provided opportunities for employees to learn, connect and grow through conversations with senior executives and employees on a variety of inclusion-related topics.

In 2025, we measured, in multiple ways, the progress of our efforts to attract and retain employees with a variety of lived experiences and perspectives. We also surveyed employees about their sense of belonging and reported the results through our Global People Inclusion Index. On an annual basis we partner with an external consultant to conduct a global pay equity study; we believe the results of this study place us in a best-in-class category as compared to financial services industry peers.

We continuously strive to evolve our human capital policies and processes. To better understand and improve upon talent trends, we use an enterprise people scorecard, where we report employee data and insights on retention, learning, hiring, engagement and productivity. In 2025, we provided company-wide exit surveys to voluntarily departing employees and their leaders, enabling us to better understand turnover trends and rationales. Leaders conducted proactive employee stay conversations and quarterly performance check-ins. In addition, we actively monitored our Engagement Index, which is a clear indicator of employee engagement across the organization. These tools allowed us to gather insights and create actions to manage turnover, including tailored development opportunities and compensation increases for roles in high demand. Our customer focus, commitment to ethical practices, continuous learning opportunities and inclusive environment drive a strong culture where employees can thrive.

The following table provides retention data for our employee workforce as of December 31, 2025.

	Global	U.S.
Average tenure, continuous years of service (1)	8.9	11.6

Annual turnover rate	16.1%	10.4%
(1)	Continuous years of service represents the number of years employed by us as of December 31, 2025.

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

Alongside competitive rewards, we offer our global workforce many ways to support their communities and causes. We encourage in-person and virtual volunteerism through our volunteer time off policy. As an example of this, at the Community Learning Center housed at our global headquarters, employees have ready access to a variety of volunteer opportunities, including the ability to mentor students, provide professional development coaching and teach future-ready job skills such as coding. A generous Dollars for Doers program provides employees a microgrant credit based on volunteer hours they record in our Corporate Social Responsibility platform, enabling employees to contribute earned credits to any nonprofit they choose. We also offer a giving program through which Principal® Foundation provides a 50% match on employee monetary contributions, with the match going directly to the organization to which the employee has donated.

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

Item 1A. Risk Factors

In the discussion below, we exclude investments held under coinsurance with funds withheld reinsurance agreements when providing details related to our investment portfolio, as these assets support related obligations and are less relevant to investor risk assessment.

Risks relating to economic conditions, market conditions and investments

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. Withdrawal and surrender levels may vary due to economic conditions or changes in our financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see risk factors entitled “Changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity and our net income can vary from period to period” and “A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.” In addition, mark-to-market adjustments on our investments and derivative instruments may lead to fluctuations in our reported capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of U.S. statutory capital relative to the NAIC’s RBC requirements. If internal sources of liquidity are insufficient, we may need external financing, which may not be available on favorable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Negative regulatory authority or rating agency actions may impair our access to external funds.

Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate our business, most significantly our insurance operations. Market conditions may hinder our ability to meet obligations, satisfy capital requirements, and access the capital needed to grow our business. We may face higher capital costs or reduced flexibility, impacting liquidity and profitability.

In addition, we maintain credit facilities with various financial institutions as a potential source of excess liquidity. These facilities are in place to bridge timing in cash flows to minimize the cost of meeting our obligations, particularly during periods when alternative sources of liquidity are limited. Borrowing under these facilities depends on meeting covenants and other requirements. Our failure to comply with these covenants, or the failure of lenders to fund their lending commitments, would restrict our ability to access these credit facilities and, consequently, could limit our flexibility in meeting our cash flow needs.

For further discussion on liquidity risk management, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Conditions in the global capital markets, including the equity, bond or real estate markets and the economy generally may materially and adversely affect our business and results of operations.

Our results of operations are materially affected by global market and economic conditions. Continued adverse economic conditions may result in a decline in our AUM, AUA and revenues and erosion of our profit margins. A prolonged downturn in economic conditions could adversely impact the earnings of our borrowers and, therefore, their ability to honor their debt obligations, while also reducing the returns from our equity investments. In addition, in the event of extreme, prolonged market events and economic downturns, we could incur significant losses. Even in the absence of a market downturn, we are exposed to risk of loss of income due to market volatility.

Because the revenues of our asset accumulation and management businesses are largely based on the value of AUM and AUA, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Market turmoil leading to investor withdrawal from markets may reduce AUM, AUA, revenues and net income.

For further discussion on equity risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Equity Risk.”

Macroeconomic factors, including consumer spending, business investment, government spending, market volatility, inflation and currency exchange rates, affect our business volume and profitability. Economic downturns may reduce demand for our financial and insurance products. We may also face increased claims and policy lapsation. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our specialty benefits products. Reduced payroll deferrals in retirement plans and increased withdrawals of investment accounts may lower AUM, AUA and revenues. Reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse economic changes may materially impact our net income and financial condition. In addition, increased reliance on passive investment strategies, including target date funds, may amplify market volatility impacts and reduce flexibility in responding to adverse economic conditions.

Changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity and our net income can vary from period to period.

Prolonged low interest rates may reduce asset yields below pricing assumptions, lowering profitability. For certain products, we cannot lower crediting rates, even when investment returns decline. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. Lower rates may also reduce trust and custody revenues. Declining interest rates may result in increases in our reserves and other actuarial balances, potentially reducing net income or other comprehensive income (“OCI”). During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Lower surrender rates may extend liability duration, creating asset-liability mismatches. Low interest rates may also increase the cost of hedging certain product features or riders. Low rates may affect pension and other postretirement employee benefit (“OPEB”) valuations, impacting financial results. In addition, certain statutory capital and reserve requirements are based on models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves. Declining interest rates may cause a decrease in the value of market risk benefit (“MRB”) assets and an increase in the value of MRB liabilities and other liabilities held at fair value on our consolidated statements of financial position, potentially reducing net income or OCI.

Rising interest rates may also negatively affect our results of operations, financial condition and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products to keep these products competitive. Asset returns may lag rising rates, compressing spreads and reducing profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates may cause a decrease in the value of financial assets held at fair value on our consolidated statements of financial position. We may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. Prolonged high interest rates may adversely impact the ability of our borrowers to service their debt, leading to outcomes that are more adverse than modeled. Higher surrenders may accelerate deferred acquisition cost (“DAC”) amortization. Rising interest rates may also cause a decline in the value of the fixed income assets we manage, resulting in a reduction in our fee revenue in the short term. In addition, a significant increase in interest rates may cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

For further discussion about interest rate risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Credit spread changes affect market prices and reinvestment risk. A widening of credit spreads would cause unrealized losses in our investment portfolio, increase losses associated with credit-based derivatives we have sold that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher allowances. Tighter spreads reduce income from new fixed maturity investments. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. Volatile markets may impair valuation of thinly traded securities. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition.

Our investment portfolio’s risks may reduce asset values, credited returns and overall financial performance.

An increase in defaults or write-downs on our fixed maturities portfolio may reduce our profitability.

An increase in the default rate of fixed maturity issuers could harm our financial strength and decrease our profitability. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2025, the international investment operations of our fully consolidated subsidiaries held $2.6 billion of fixed maturities, or 40%, of total international invested assets, of which 7% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.”

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loans are subject to delinquency and default risk. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Mortgage Loans — Commercial Mortgage Loan Credit Monitoring.”

A portion of our commercial mortgage loans have balloon maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. Balloon maturities carry higher default risk than amortizing loans. Defaults on balloon loans may result in greater losses due to lump-sum repayments. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Mortgage Loans — Commercial Mortgage Loans.”

Mark-to-market adjustments on equity securities, trading securities and derivative instruments may reduce our profitability or cause volatility in our net income.

Our investment portfolio includes equity securities, trading securities and derivative instruments that are reported at fair value on the consolidated statements of financial position with changes in fair value reported in net income. Fair value changes may reduce profitability and increase income volatility. Future acquisitions may expand exposure to mark-to-market volatility.

We may have difficulty selling our privately placed fixed maturities, mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

We hold less liquid investments, including privately placed fixed maturities, mortgage loans, and real estate. These asset classes represented approximately 41% of the value of our total invested assets as of December 31, 2025.

In a time of market illiquidity, we may be forced to sell assets at unfavorable prices as reported asset values may not reflect potential sale prices in stressed markets.

The impairment of derivative counterparties could adversely affect us.

We use derivatives to hedge business risks. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” We enter into a variety of derivative instruments with several counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearinghouses, exchanges and other institutions. We face counterparty credit risk on in-the-money derivative positions. We mitigate exposure through collateral agreements with most counterparties. Credit risk may increase if collateral proves to be insufficient or unrecoverable. Regarding our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We may also hold unsecured debt and equity investments, increasing exposure to these institutions. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Derivative agreements may require collateral posting under certain conditions. We are also required to post collateral in connection with funding agreements with the FHLB Des Moines, reinsurance agreements and various other transactions. Under certain conditions collateral requirements may rise, reducing our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Such payments carry unsecured counterparty risk due to lack of segregation or custodial safeguards.

Environmental liability exposure may result from our commercial mortgage loan portfolio and real estate investments.

Environmental liabilities from mortgage loan and real estate investments may impact our financial strength and profitability. Under the laws of several states and other jurisdictions, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some jurisdictions, environmental liens may take precedence over our mortgage, impairing foreclosure rights. In addition, under the laws of some states and under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, if our agents or employees have become sufficiently involved in the hazardous waste aspects of the operations of the related obligor on that loan, regardless of whether or not the environmental damage or threat was caused by the obligor. We may incur this liability even after foreclosure. This may harm our financial strength and decrease our profitability.

Regional concentration of our commercial mortgage loan portfolio in California may subject us to losses attributable to economic downturns or catastrophes in that state.

Our California commercial mortgage loan concentration exposes us to regional economic and catastrophe risks, including but not limited to earthquakes, fires, drought, extreme heat, flooding and tsunamis. Like other lenders, property insurance is required for all borrowers on which we make commercial mortgage loans. Insurance coverage typically includes real property, business interruption, terrorism, wind, hail, fire, named storm, flood and others as applicable. Earthquake insurance is required for those California assets with a high-risk scenario expected loss percentage as determined by an engineering report we obtain for each property. We require and monitor appropriate insurance coverage. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Mortgage Loans.”

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized AFS gains and losses are recorded in accumulated other comprehensive income (“AOCI”) which is excluded from net income. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or if the decline in fair value requires an allowance for credit loss. Realized or credit losses may materially impact net income. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities Available-For-Sale.”

Fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition.

We face foreign currency risk from international operations and local currency investments. For diversification purposes, assets backing the products may be partially invested in non-local currencies. In our U.S. operations, we may also issue foreign currency-denominated funding agreements to nonqualified investors in the institutional market or invest in foreign currency-denominated investments. The associated foreign currency exchange risk in each instance is hedged or managed to specific risk tolerances. Despite hedging, foreign currency fluctuations to the U.S. dollar may reduce translated earnings. For further discussion on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Risks relating to estimates, assumptions and valuations

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

Fixed maturities, equity securities and derivatives represent most assets and liabilities reported at fair value on our consolidated statements of financial position, excluding separate account assets and market risk benefit assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates rely on market data and judgment. Different assumptions or methods may materially affect fair value estimates.

For additional information on our valuation methodology, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements.”

Market disruptions may impair valuation of certain securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. Such conditions increase reliance on judgment and subjective inputs. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Allowance and impairment levels are based on periodic risk assessments by asset class. Such evaluations and assessments require significant judgment and are revised as conditions change, and new information becomes available. Future impairments may exceed current estimates.

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

Any impairments of, or valuation allowances against, our deferred tax assets could adversely affect our results of operations and financial condition.

Deferred tax assets and liabilities reflect differences between financial and tax bases, using enacted future tax rates. We assess deferred tax asset recoverability quarterly and establish valuation allowances as needed. We consider reversals of existing taxable temporary differences, future income, carrybacks and tax planning strategies when evaluating the need for valuation allowances.

Tax provisions involve estimates on deductibility, timing and realization of losses and tax credits. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. Future enacted changes in applicable tax rates as well as the tax base could lead to adverse effects in the consolidated financial statements within the year of enactment. Asset value declines may increase valuation allowances, adversely affecting results.

For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes.”

We may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions.

Profitability depends on actual experience aligning with pricing and reserving assumptions. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting several factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. Because we cannot precisely predict future claims patterns, actual claim payments may differ from assumptions used in establishing reserves. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. Emerging experience may require assumption updates which may increase liabilities, reducing profitability.

Our results of operations may also be adversely impacted if our actual investment earnings differ from our pricing and reserve assumptions. Economic shifts may alter investment earnings, impacting reserve assumptions.

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

Our businesses are subject to comprehensive regulation and supervision throughout the U.S. and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as securities laws, employee benefit plan regulations, financial services regulations, U.S. federal taxation and international taxation. Regulatory changes or new interpretations of existing laws may increase compliance costs and reduce profitability. Noncompliance may result in penalties, license loss and reputational harm. Certain Executive orders could affect our business, operations, regional footprint, risk management strategies and investments and increase our costs of compliance.

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

The NAIC implemented a principle-based reserving (“PBR”) approach to valuation of life insurance and variable annuities. Regulators implemented a new economic scenario generator for use in PBR models as of 2026. In addition, PBR for non-variable annuities may be implemented as early as 2026 and is mandatory in 2029. The ultimate financial impact of these changes is uncertain, but they could result in more volatile and less predictable reserve and capital levels for these products.

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

The International Association of Insurance Supervisors has adopted its common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”). Currently we are not designated as an IAIG. If we were designated in the future, we may be subject to supervision and capital requirements beyond those applicable to any competitors without those designations. These international frameworks may influence the regulatory capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

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

We provide products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended and regulated by various federal agencies, including the DOL. The laws governing employee benefit plans are complex. Failure to comply can result in civil penalties, excise taxes, litigation, and reputational harm. At times, we contract with customers to provide services as an ERISA fiduciary. In this case, ERISA imposes high standards of conduct on our activities, including managing conflicts of interest and complying with prohibited transaction exemptions. Changes to fiduciary rules, including regulations for fiduciary investment advice, may require modifications to our business practices, compensation structures, systems, and compliance programs. These changes could increase operational costs and limit certain sales practices.

The U.S. Congress has, from time to time, considered legislation relating to changes in ERISA to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Changes in regulations that reduce the benefits of defined contribution plans may result in reduced contributions levels and decrease our profitability.

Changes in cybersecurity or privacy regulations may increase our compliance costs, limit our ability to gain insight from data and lead to increased scrutiny.

We collect, process, store, share, disclose and use personal information from and about our customers, employees and plan participants as well as our website, mobile and application users. Any actual or perceived failure by us or our service providers to comply with our privacy policies, privacy-related obligations to customers, employees or third parties, data disclosure consent obligations and data protection obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers, suppliers and employees to lose trust in us, which may have an adverse effect on our business. See the risk factor entitled “We face risks arising from vendor failures or data breaches” for further discussion of third party impacts.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. U.S. federal, state and local data protection laws such as the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies, the California Consumer Privacy Act and California Privacy Rights Act, China’s Cybersecurity Law, the EU GDPR and the China Personal Information Protection Law. Ongoing global developments in artificial intelligence (“AI”) regulations, such as the EU AI Act, Colorado AI Act, and other AI-related legislation will continue to increase and require attention and investments, Regulations such as these, which are designed to protect privacy and prevent misuse of personal information, are complex and change frequently. The public, consumer and privacy advocates, legislatures and regulators are increasingly concerned about the collection, use, sharing and cross-border transfer of personal data, especially personal information that may be deemed sensitive, such as U.S. Social Security Numbers, other federal identifiers (non-U.S.), financial information, behavioral data, biometric data and health data.

Additional legislative or regulatory action in the United States and globally could further regulate our collection, use, sharing and other processing of personal data. Evolving privacy laws may raise compliance costs and increase reputational and regulatory risks.

Our financial results may be adversely impacted by environmental, social and governance requirements.

Our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like environmental, social and governance (“ESG”) requirements. While we closely monitor and respond to topics like social, environmental and demographic changes that include longer lifespans, income and wealth inequalities, environmental challenges and opportunities to expand global access to the financial system across all segments of the population, updated and changing regulatory and societal environment requirements could impact financial and operational results.

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

Many of the insurance, annuity and investment products we issue receive favorable tax treatment under current U.S. federal income tax laws. Tax law changes may reduce product appeal by eliminating tax advantages. This may lead to a reduction in sales and deposits, which may adversely impact our profitability.

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

We are regularly involved in litigation, both as a defendant (primarily) and as a plaintiff. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life insurance and specialty benefits products and services and our investment activities. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries.

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

Reputational harm from litigation, compliance failures, or third party misconduct may reduce revenues and profitability. Adverse developments within our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny and increased operating costs. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

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

State laws and our charter documents may deter a takeover that some stockholders might favor. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. These provisions may negatively affect our stock price by discouraging future takeovers.

Our governance structure may hinder stockholders from replacing management. These provisions may facilitate management entrenchment, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

The following charter provisions may delay or prevent takeovers. Our certificate of incorporation and by-laws:

●	permit our Board to issue one or more series of preferred stock;
●	divide our Board into three classes;
●	limit the ability of stockholders to remove directors;
●	prohibit stockholders from filling vacancies on our Board;
●	prohibit stockholders from calling special meetings of stockholders;
●	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings and
●	require 75% shareholder approval to amend key governance provisions:
●	the classified board,
●	the director’s discretion in determining what he or she reasonably believes to be in the best interests of PFG,
●	the liability of directors,
●	the removal of directors by shareholders,
●	the prohibition on stockholder actions by written consent and
●	the supermajority voting requirements.

In addition, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock.

Risks relating to our business

Our risk management framework may not identify or mitigate all risks, potentially leading to unexpected losses.

We utilize an integrated risk management framework, designed to manage material risks within established thresholds. Nonetheless, our policies and procedures may not be fully effective in identifying or mitigating every risk to which we are exposed. Many of our methods for managing and mitigating risk rely on models and assumptions that are based, in part, on observed historical data. As a result, these methods, models or assumptions may not accurately predict future exposures, which may be significantly greater than our historical measures indicate. We may be exposed to unanticipated risks as a result of changes in market conditions, new products or new business strategies, catastrophes or other unforeseen circumstances. If our risk management framework proves ineffective, we may suffer unexpected losses, which may adversely affect our results of operations and financial condition.

Competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability.

We face competition from financial services firms with potential advantages in key areas described in Item 1. “Business — Competition.”

Our Retirement and Income Solutions segment and our Principal Asset Management segment primarily compete with asset managers, wealth managers, banks, mutual funds, institutional trust companies, broker-dealers, recordkeepers and insurers. Our ability to increase and retain AUM is directly related to the quality of our recordkeeping system and services and the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles.

Our Benefits and Protection segment primarily competes with other insurance companies. Competitor pricing may pressure us to reduce premiums or fees. Reductions in the premiums and fees we charge may adversely affect our revenues and profitability.

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

Technological and societal shifts may require changes to our distribution, customer service and product offerings. These changes, led by rapidly evolving AI capabilities, may lead to significant changes in the marketing, distribution, underwriting and pricing of financial services products. In addition, technological and societal changes may lead to changes in customers’ preferences as to how they want to interact with us and the types of products they want to buy. We may need to change our customer service model or our product offerings to accommodate evolving customer preferences. To the extent our competitors are more successful than us at adapting to technological changes and evolving customer preferences, our competitive position and profitability may be adversely impacted.

Client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses.

Revenues from our asset management and accumulation products are primarily fee-based. Our asset-based fees are typically calculated as a percentage of the market value of AUM. Clients may terminate relationships or withdraw funds with little notice. Client terminations and withdrawals may be driven by a variety of factors, including economic conditions, investment performance, investor preferences or changes in our reputation in the marketplace. Large withdrawals may reduce AUM and impact profitability.

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

Certain of our variable annuity products include guaranteed minimum death benefits and/or guaranteed minimum withdrawal benefits. We use derivatives to manage exposure and income volatility from guaranteed product liabilities. However, we remain liable for the guaranteed benefits if derivative counterparties are unable or unwilling to pay. The liability exposure and volatility of net income or OCI may also be influenced by changes in market credit spreads reflecting our own creditworthiness, for which we do not attempt to hedge. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our net income, financial condition or liquidity. Hedging costs may rise with implied volatility increases and/or falling interest rates, reducing net income.

Our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses.

Our international operations face distinct political, legal and operational risks. Risks include discriminatory regulation, asset expropriation and currency controls limiting fund transfers. Geopolitical tensions and conflicting legal regimes may adversely affect international operations. Political instability and unrest may disrupt operations and local markets. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. For example, recent judicial and regulatory reforms in Mexico may create uncertainty for investors regarding the rule of law. The Chilean government is taking its first steps to reform the country’s pension system, which includes a proposed increase in contributions and modification of pension fund administration. The impact on the overall competitive environment for private pension fund managers is still to be determined. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk and we may encounter labor problems with local staff, especially in locations where workers’ associations and trade unions are strong.

Some jurisdictions mandate in-country data storage, increasing compliance costs. This may result in higher compliance and technology expenses, as well as the suboptimization of business processes.

We face risks arising from fraudulent activities.

Fraudulent claims may increase both claims and operational expenses. Customers may be targeted by fraudsters, creating financial and reputational risk. This can result in financial risks in circumstances where we make our customers and participants whole if the theft occurred by a defeat of our fraud prevention and detection processes. Insufficient safeguards may lead to reputational and regulatory consequences.

We face risks arising from vendor failures or data breaches.

Our operations increasingly depend on a network of third party vendors, many of whom rely on additional subcontractors or fourth party providers. This extended dependency can lead to a rise in service disruptions and performance failures, particularly in areas critical to financial services such as technology infrastructure, data processing and customer support. These incidents may result in operational delays and reputational risk and may adversely affect our ability to meet regulatory obligations and client expectations.

We face risks arising from our participation in joint ventures.

We participate in joint ventures, primarily in our international businesses and real estate investment operations. We may lack control in joint ventures, and partner goals may diverge from ours. These factors may limit our ability to take action to protect or increase the value of our investment in the joint venture.

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

We cede life, annuity, disability, medical and long-term care insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance.” The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We retain liability if a reinsurer defaults. In addition, a reinsurer’s insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

The premium rates we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Most of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. Rate increases by reinsurers may reduce profitability if not passed on to the customers. If reinsurers raise the rates they charge on new business, we may be forced to raise the premiums we charge, which could have a negative impact on our competitive position.

We face risks arising from future acquisitions of businesses.

We have acquired businesses in the past and expect to continue to do so in the future. We face risk from future acquisitions including integration, employee and intermediary retention, and customer continuity risks. Unfavorable market conditions or unforeseen liabilities may prevent us from realizing the expected benefits from future acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

For additional information on our goodwill and other intangible assets, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Other Intangible Assets.”

We face risks in administering coinsurance with funds withheld reinsurance agreements.

We have coinsurance with funds withheld reinsurance agreements with Talcott Life & Annuity Re, Ltd., a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. Ongoing risks include managing our reinsurance relationships and distribution channel relationships. These risks may limit expected benefits and trigger business recapture or increased management costs.

If we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition, strategic growth commitments and sales of our products may be adversely impacted.

We distribute our asset accumulation, asset management, life insurance and specialty benefits products and services through a variety of distribution channels, including our own internal digital channels, sales representatives, independent brokers, banks, broker- dealers and other third party marketing organizations. We must attract and retain qualified employees, including sales representatives to sell our products and digital professionals to build and enhance our customers’ digital experience. Strong competition exists among financial services companies for these roles. We compete with other financial services companies for sales representatives primarily based on our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. If we are unable to attract and retain qualified portfolio managers, we may face reduced sales and increased cash outflows in our asset accumulation and asset management businesses.

Risks relating to computer cyber-terrorism, crisis on a national or global scale, climate change or other catastrophic events

Interruptions in information technology, infrastructure or other internal or external systems used for our business operations, or a failure to maintain the confidentiality, integrity or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability.

Disruptions in information technology systems or cybersecurity breaches may impair operations and damage our reputation. In addition, we store and process confidential and proprietary business information on both company-owned and third party and/or vendor managed systems, including cloud service providers. We increasingly rely on the internet to conduct business and may be adversely impacted by outages in critical infrastructure such as electric grids, undersea cables, satellites or other communications used by us or our third parties.

Financial services companies are regularly targeted by cyber criminals, and face various cybersecurity risks, resulting in unauthorized access, theft of funds, extortion, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, malware and social engineering, including phishing. We may also be adversely impacted by successful cyber attacks of partners, vendors and others in our supply chain with whom we conduct business or share information. Information security incidents may also occur due to the failure to control access to and use of sensitive systems or information by our workforce. The tactics and techniques used by cyber criminals to obtain unauthorized access, or otherwise impact our business negatively change frequently, and we, and our supply chain partners, may be unable to anticipate their schemes to implement preventative measures. The failure of our controls (such as policies, procedures, monitoring, software testing, incident response and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions, reputational damage, legal liability, regulatory actions, remediation costs and competitive disadvantage.

Our financial results may be adversely impacted by global climate changes.

Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased noticeably since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends could continue in the future and have the potential to impact several sectors of the economy, potentially impacting our financial results.

Potential impacts may include:

●	Changes in temperatures and air quality may adversely impact our mortality and morbidity rates. For example, increases in the level of pollution and airborne allergens may cause an increase in upper respiratory and cardiovascular diseases, leading to increased claims in our insurance businesses. However, the risk of increased mortality on our life insurance business may be partly offset by our payout annuity business, where an increase in mortality results in a decrease in benefit payments.
●	Climate change may impact asset prices, as well as general economic conditions. For example, rising sea levels may lead to decreases in real estate values in coastal areas. Government policies to slow climate change (e.g., setting limits on carbon emissions) may have an adverse impact on certain sectors such as utilities, transportation and manufacturing that are dependent on energy sources with very high carbon emissions. This may adversely impact the value of our fixed income, real estate and commercial mortgage loan investments.
●	Sustainability considerations are an important element of our portfolio construction process. Risk underwriting includes an assessment of sustainability factors and the sustainability characteristics of our portfolio are monitored on a regular basis. A diversified portfolio helps us mitigate sustainability risks, including those from climate. Ongoing monitoring of our portfolio allows us to adjust exposure to sectors and/or geographical areas that face severe climate change risks.
●	We maintain extensive business continuity and disaster recovery planning programs, including scenario planning and assessments. Nonetheless, a natural disaster that affects one of our office locations, or the office of a key service provider, could disrupt our operations and pose a threat to the safety of our employees.

Catastrophic events could adversely affect our operations, net income or financial condition.

Pandemics, natural disasters, terrorist attacks or military actions may disrupt operations, reduce economic activity and adversely affect our financial condition. For example, our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. Economic disruptions may cause market volatility, impacting our financial results. Resulting macroeconomic conditions could reduce cash flows and liquidity of our invested assets. Operational disruptions may occur if employees or key vendors are impacted by catastrophic events.

Policy uncertainty regarding geoeconomic issues and geopolitical uncertainty more broadly are increasing factor considerations for market participants.

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

Management holds relevant expertise in assessing and managing cybersecurity threats. Numerous members of management and employees across the information security and risk functions hold nationally recognized designations and certifications, including certifications from the International Information System Security Consortium, the Information Systems Audit and Control Association and Global Information Assurance Certification body. We provide role-based security training for workers with information security responsibilities, covering specialized topics and general threats such as social engineering tactics that could lead to system compromise or data loss. The initiatives and processes discussed further below also contribute to the expertise and experience of management.

The framework for our overall process for managing risk encompasses the management of risks posed by cybersecurity threats. Management’s role, responsibilities and processes for identifying, assessing, monitoring, reporting and managing risks, which includes cybersecurity risks, is discussed further in Item 1. “Business — Risk Management.” As a general matter, we take a proactive approach to assessing and monitoring cybersecurity-specific risks that are oriented around monitoring emerging external threats, ensuring controls are in place to identify and manage risk within our technology environment and creating a culture of vigilance across the organization.

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

We proactively assess potential risks presented by new services or systems integrated with our network or data and ensure appropriate controls are applied under such circumstances. We have proactive security controls built into our software development life cycle that help engineers identify and resolve security issues at every stage of software development. Our identity verification processes, which include multi-factor authentication and other identity verification technologies, provide further protection for clients and customers. We perform due diligence and monitor third party relationships to assess the suitability of their cybersecurity controls and protocols based on risk profiles for the business operations or services for which they are engaged.

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

Item 2. Properties

As of December 31, 2025, we owned properties at our world headquarters complex in Des Moines, Iowa, and leased space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

Vivek Agrawal, 58, has been Executive Vice President and Chief Growth Officer of the Company and Principal Life since March 2023. Prior to joining the Company and Principal Life, he was a senior partner at McKinsey & Company, where he led consulting practices in both the United States and Asia and contributed to the growth of top-tier asset management, retirement, wealth management and insurance organizations.

Kamal Bhatia, 54, has been the President and Chief Executive Officer of Principal Asset Management of the Company and Principal Life since February 10, 2024 and President and Chief Executive Officer of Principal Funds since August 2019. Prior to his current position, he was the Global Head of Investments for Principal Asset Management from 2023 to February 2024 and Chief Operating Officer of Principal Asset Management from 2020 to 2023. Previously, he held leadership roles at OC Private Capital, OppenheimerFunds, TIAA, Mellon Asset Management and Citigroup.

Thomas Cheong, 57, has been Executive Vice President of the Company since January 2021 and President, Principal Asia of the Company since March 2019. Thomas is from Singapore and is located in our Hong Kong office. Prior to his current position, he was Senior Vice President of the Company from 2019 to 2020 and served as Vice President, Head of North Asia of the Company from 2015 to 2019. Previously, he held several leadership roles in various Asia markets at Manulife Financial Corporation and Prudential UK.

George Djurasovic, 54, has been Vice President and Interim General Counsel of the Company and Interim General Counsel of Principal Life since September 3, 2025. Prior to his current position, he was Vice President and General Counsel for Principal Asset Management of the Company from 2022 to September 2025. Previously, he served as Global Chief Compliance Officer and Associate Counsel at Artisan Partners Limited Partnership from 2013 to 2022.

Amy Friedrich, 55, has been President of Benefits and Protection since May 2017. Prior to her current position, she was Senior Vice President of the Specialty Benefits division of U.S. Insurance Solutions from 2015 to 2017.

Kathleen Kay, 63, has been Executive Vice President of the Company and Principal Life since March 2022 and Chief Information Officer of the Company and Principal Life since May 2020. Prior to her current position, she was Senior Vice President of the Company and Principal Life from 2020 to 2022. Previously, she was Senior Vice President and Chief Information Officer of Pacific Gas & Electric Company from 2015 to 2020.

Christopher Littlefield, 59, has been President, Retirement and Income Solutions since March 2022. Prior to his current position, he was Executive Vice President and General Counsel of the Company and Principal Life from 2020 to 2022 and Secretary of the Company and Principal Life from 2020 to 2022. Previously, he served as President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from 2014 to 2018, he served as President and Chief Executive Officer at Aviva USA Corporation from 2008 to 2013 and held several leadership roles at AmerUS Group Co.

Kenneth McCullum, 61, has been Executive Vice President and Chief Risk Officer of the Company and Principal Life since April 2023. Prior to his current position, he was Senior Vice President and Chief Risk Officer from 2020 to 2023 and Vice President and Chief Actuary from 2015 to 2020.

Joel Pitz, 53, has been Executive Vice President & Chief Financial Officer of the Company and Principal Life since May 20, 2025. Prior to his current position, he was Interim Chief Financial Officer of the Company and Principal Life from August 2024 to May 2025. Previously, he served as Senior Vice President and Controller of the Company and Principal Life from 2021 to August 2024 and Vice President and Chief Financial Officer of Principal International from May 2016 to August 2021.

Deanna Strable-Soethout, 57, has been Chair of the Board of the Company and Principal Life since September 2, 2025, and President and Chief Executive Officer of the Company and Principal Life since January 8, 2025. Prior to her current position, she was President and Chief Operating Officer of the Company and Principal Life from August 2024 to January 2025. Previously, she was Executive Vice President and Chief Financial Officer of the Company and Principal Life from February 2017 to August 2024, Executive Vice President of the Company and Principal Life from 2016 to 2017 and President, U.S. Insurance Solutions of the Company and Principal Life from 2015 to 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On February 11, 2026, there were 186,047 stockholders of record of our common stock.

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

The following table presents the amount of our share purchase activity for the periods indicated:

			Total number	Maximum dollar
			of shares	value of shares
			purchased as	that may yet be
	Total number	Average	part of publicly	purchased under
	of shares	price paid	announced	the programs
Period	purchased (1)	per share	programs	(in millions) (2)
January 1, 2025 - January 31, 2025	883,214	$80.07	883,214	$715.5
February 1, 2025 - February 28, 2025	778,084	$83.13	664,501	$2,160.5
March 1, 2025 - March 31, 2025	1,227,398	$85.41	888,509	$2,085.8
April 1, 2025 - April 30, 2025	1,120,281	$74.20	1,117,719	$2,002.9
May 1, 2025 - May 31, 2025	821,183	$77.83	819,237	$1,939.1
June 1, 2025 - June 30, 2025	45,668	$85.90	42,558	$1,935.4
July 1, 2025 - July 31, 2025	856,232	$80.10	835,399	$1,868.5
August 1, 2025 - August 31, 2025	582,668	$77.18	572,044	$1,824.4
September 1, 2025 - September 30, 2025	1,403,468	$81.34	1,402,648	$1,710.3
October 1, 2025 - October 31, 2025	1,252,508	$81.22	1,251,788	$1,608.6
November 1, 2025 - November 30, 2025	986,972	$83.04	986,786	$1,526.7
December 1, 2025 - December 31, 2025	1,035,897	$88.51	1,035,815	$1,435.0
Total	10,993,573		10,500,218
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which was completed in December 2025. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date, and is in addition to the $696.5 million that remained under the then-existing share repurchase authorization of 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2025, compared with December 31, 2024, our consolidated results of operations for the years ended December 31, 2025 and 2024, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2023, as well as for the year ended December 31, 2024 compared with the year ended December 31, 2023, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Economic Factors and Trends

Positive market performance led to an increase in account values in our Retirement and Income Solutions segment in 2025. Since account values are the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters.

Positive market performance and foreign currency tailwinds led to an increase in AUM in our Principal Asset Management segment in 2025, which was partially offset by operations disposed. Since AUM is the base by which this business generates revenues, market performance and fluctuations in foreign currency exchange rates may impact our revenues in future quarters. Also included in revenues are borrower fees, transaction fees and performance fees, which can fluctuate between years.

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

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 18% of our invested asset portfolio as of December 31, 2025, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. In addition, there may be certain securities managed by external managers where we obtain the valuation from the external manager when we are unable to obtain prices from third party pricing vendors or other sources. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2025, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion.

The $1,321.9 million decrease in net unrealized losses from U.S. investment operations for the year ended December 31, 2025, can be attributed to a decrease in interest rates, which was partially offset by a widening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2025, we had $39,627.3 million in AFS fixed maturities with gross unrealized losses totaling $5,222.0 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

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

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2025, the majority of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data with approximately 2% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $99.5 million, net of income taxes, based on December 31, 2025, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

Market Risk Benefits

MRBs are contracts or contract features that provide protection to the policyholder from capital market risk such as equity, interest rate or foreign exchange risk and expose us to other-than-nominal capital market risk. We have certain annuity contracts that have GMWB and guaranteed minimum death benefit (“GMDB”) riders. These MRBs have been bifurcated from the host contract and are measured at fair value. The change in fair value is recognized in net income, with the exception of the change in fair value related to our own nonperformance risk, which is recognized in OCI. We use various derivative instruments to hedge against changes in fair value of MRBs related to market risk.

MRBs are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Market Risk Benefits and Note 18, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these MRBs, which is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. As our credit spreads widen or tighten, the fair value of MRB assets increase or decrease and the fair value of MRB liabilities decrease or increase, leading to an increase or decrease in OCI, respectively. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to OCI would be approximately $51.5 million, net of income taxes, based on December 31, 2025, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of MRBs include risk margins, which decrease the fair value of MRB assets and increase the fair value of MRB liabilities.

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

Sensitivities. In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,600.5 million and $1,267.0 million, respectively, as of December 31, 2025. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers.

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

For long-duration insurance contracts, reserves for individual and group annuities are generally equal to the present value of expected future policy benefit payments, while the reserves for non-participating term life insurance and individual disability income contracts is generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year cohorts are used for the reserve calculation and assumptions are periodically reviewed and updated. Separate cohorts are used for the calculation of ceded reserves. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are remeasured as of each reporting date to reflect the current upper-medium grade fixed income instruments yields, with the impact reported in OCI. If the current upper-medium grade yields decrease 100 basis points, the reduction in OCI would be approximately $2.4 billion, net of income taxes, based on December 31, 2025, reported amounts.

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

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate was 5.40% for our pension plans as of December 31, 2025. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation by approximately $87.1 million and increase the Net Periodic Pension Cost (“NPPC”) by approximately $6.9 million. Typically, a 0.25% increase in the discount rate would result in a decrease in the benefit obligation and expense at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan’s target asset allocation policy and the tax structure of the trusts. For the 2025 NPPC, a 6.40% weighted average long-term rate of return was used. For the 2026 NPPC, a 6.50% weighted average long-term rate of return assumption will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $7.0 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2025.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants, which is approximately 10 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 3 years for pension costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Employee and Agent Benefits” for further discussion.

Income Taxes

We provide for income taxes based on our estimate of the liability for taxes due. Our tax accounting represents management’s best estimate of various events and transactions, such as completion of tax audits or establishment of, or changes to, a valuation allowance associated with certain deferred tax assets, which could affect our estimates and effective income tax rate in a particular quarter or annual period. Deferred tax assets and liabilities reflect differences between financial and tax bases, using enacted future tax rates. We assess deferred tax asset recoverability quarterly and establish valuation allowances as needed. We consider reversals of existing taxable temporary differences, future income, carrybacks, and tax planning strategies when evaluating the need for valuation allowances.

Deferred income taxes (including federal, state and foreign withholding) have not been provided on undistributed earnings from operations of foreign subsidiaries as of December 31, 2025. We do not record deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” for further discussion.

Recent Event

Principal Compañía de Seguros de Vida Chile S.A.

On January 19, 2026, an agreement with Banco Santander, S.A. (“Santander”) was announced whereby Santander will acquire our annuities business in Chile, Principal Compañía de Seguros de Vida Chile S.A. (“Vida”), subject to regulatory approvals. The transaction is structured such that the Vida legal entity will be sold excluding its universal life and asset management business, which will be carved out prior to the sale. We expect the transaction to close in the third quarter of 2026. We expect to incur an estimated $280.0 million pre-tax net realized capital loss on the disposal primarily due to recognizing into income our accumulated foreign currency translation adjustment in a loss position. We do not expect a material impact to our Principal Asset Management segment pre-tax operating earnings upon completion of the sale.

Transactions Affecting Comparability of Results of Operations

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

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for the liability for future policy benefits for traditional limited-payment long-duration contracts and other actuarial balances. Assumption updates, model refinements and other updates made resulted in a change in cash flow assumptions that decreased consolidated net income attributable to Principal Financial Group, Inc. by $59.3 million and $78.0 million for the years ended December 31, 2025 and 2024, respectively.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the year ended December 31,
	2025	2024

	(in millions)
Retirement and Income Solutions	$12.0	$(16.7)
Principal Asset Management	—	21.1
Benefits and Protection	(79.1)	(76.7)

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal Asset Management segment where pre-tax operating earnings were negatively impacted $4.4 million for the year ended December 31, 2025, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$6,780.4	$6,850.2	$(69.8)
Fees and other revenues	4,424.8	4,320.5	104.3
Net investment income	4,730.5	4,449.2	281.3
Net realized capital gains (losses)	27.7	(27.3)	55.0
Net realized capital gains on funds withheld assets	43.2	87.7	(44.5)
Change in fair value of funds withheld embedded derivative	(381.1)	447.4	(828.5)
Total revenues	15,625.5	16,127.7	(502.2)
Expenses:
Benefits, claims and settlement expenses	8,564.5	8,072.6	491.9
Liability for future policy benefits remeasurement loss	56.4	671.4	(615.0)
Market risk benefit remeasurement loss	63.1	30.3	32.8
Dividends to policyholders	91.7	99.9	(8.2)
Operating expenses	5,433.8	5,363.9	69.9
Total expenses	14,209.5	14,238.1	(28.6)
Income before income taxes	1,416.0	1,889.6	(473.6)
Income taxes	160.5	291.7	(131.2)
Net income	1,255.5	1,597.9	(342.4)
Net income attributable to noncontrolling interest	70.4	26.9	43.5
Net income attributable to Principal Financial Group, Inc.	$1,185.1	$1,571.0	$(385.9)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Income Attributable to Principal Financial Group, Inc.

The most significant items that contributed to the decrease in net income attributable to Principal Financial Group, Inc. were a $654.5 million decrease due to the change in fair value of the funds withheld embedded derivative and a $119.7 million decrease due to the impact from asset write-downs related to exiting our sponsor and trustee (pension) roles in Hong Kong for MPF schemes. These decreases were partially offset by the $170.4 million unfavorable one-time impact of the YRT Reinsurance Transactions in 2024. Net increases in segment earnings are discussed in “Results of Operations by Segment.”

Total Revenues

Premiums and other considerations decreased $157.8 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group annuities with life contingencies. Premiums and other considerations decreased $22.8 million for the Principal Asset Management segment primarily due to lower sales of annuities in our Chile closed block. Premiums and other considerations increased $111.0 million for the Benefits and Protection segment primarily due to growth in the Specialty Benefits business.

Fees and other revenues increased $64.8 million for the Principal Asset Management segment primarily due to higher management fee revenue as a result of increased average AUM managed by our Investment Management operations. Fees and other revenues increased $21.5 million for the Benefits and Protection segment primarily due to growth in our Life Insurance business.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased primarily due to $70.6 million lower gains on sales of funds withheld assets as a result of reduced sales in 2025 by an external reinsurer partially offset by a $25.9 million change due to net unrealized gains on funds withheld assets in 2025 as compared to net unrealized losses in 2024.

The change in fair value of the funds withheld embedded derivative resulted in a loss in 2025 as compared to a gain in 2024 due to changes in interest rates and credit spreads.

Total Expenses

Benefits, claims and settlement expenses increased $108.1 million for the Retirement and Income Solutions segment primarily due to an increase in interest credited to policyholders, which resulted from an increase in average monthly account values. Benefits, claims and settlement expenses decreased for the Principal Asset Management segment $49.3 million due to lower interest credited to customers, $26.6 million primarily due to the closure of our Hong Kong guaranteed constituent funds in the prior year and $23.1 million due to lower new sales of annuities in our Chile closed block. Benefits, claims and settlement expenses increased for the Benefits and Protection segment $345.4 million due to the one-time impact of the YRT Reinsurance Transactions in 2024 and $49.7 million due to unfavorable claims experience in our Life Insurance business.

The liability for future policy benefits remeasurement (gain) loss change was primarily due to the effect of changes in cash flow assumptions related to a one-time unfavorable impact of the YRT Reinsurance Transactions in 2024.

The market risk benefit remeasurement (gain) loss change was primarily due to the $136.4 million unfavorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. This change was offset by a $103.6 million favorable impact from periodic and final settlements for derivatives used to hedge MRBs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Market Risk Benefits” for further information on market effects.

Operating expenses increased primarily due to a $95.3 million increase in compensation costs, $65.4 million of impairments of our distribution agreement intangible asset and contract cost asset in Hong Kong and a $64.6 million increase in nondeferrable commission expense. The increases were partially offset by a $78.1 million decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan, a $41.0 million decrease resulting from a one-time expense accrual release in 2025 and a $21.1 million decrease in management fees.

Income Taxes

The effective income tax rate decreased to 11% for the year ended December 31, 2025 from 15% for the year ended December 31, 2024, primarily due to a 2% impact from a decrease in pre-tax income, a 1% impact from our foreign valuation allowance and a 1% impact from foreign tax credits. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

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

The following table presents the Retirement and Income Solutions segment net revenue and average monthly account values for the years indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)
Net revenue (in millions)	$2,943.9	$2,800.9	$143.0
Average monthly account values (in billions)	$596.9	$547.3	$49.6

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$2,979.1	$3,136.9	$(157.8)
Fees and other revenues	1,797.1	1,790.4	6.7
Net investment income	3,405.7	3,048.8	356.9
Total operating revenues	8,181.9	7,976.1	205.8
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	5,252.1	5,147.9	104.2
Liability for future policy benefits remeasurement gain	(17.9)	(4.9)	(13.0)
Market risk benefit remeasurement loss	3.8	32.2	(28.4)
Operating expenses	1,757.7	1,745.2	12.5
Total expenses	6,995.7	6,920.4	75.3

Pre-tax operating earnings (losses) attributable to noncontrolling interest	0.6	(0.5)	1.1
Pre-tax operating earnings	$1,185.6	$1,056.2	$129.4

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in net revenue, which was slightly offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to an $82.7 million increase due to growth in the business, a $28.7 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2025 compared to unfavorable in 2024, and a $12.9 million increase in variable investment income.

Operating Expenses

Operating expenses increased primarily due to a $37.1 million increase in staff-related costs, partially offset by a $19.4 million impact from a one-time expense accrual release in 2025.

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

The following table presents the AUM rollforward for assets managed by the Principal Asset Management segment for the periods indicated.

	For the year ended December 31,
	2025	2024

	(in billions)
AUM, beginning of period	$683.4	$668.3
Net cash flow	(10.6)	(5.9)
Market performance	69.1	53.4
Other (1)	1.4	(3.5)
Operations disposed (2)	(15.5)	(1.0)
Effect of exchange rates	20.0	(27.9)
AUM, end of period	$747.8	$683.4

(1)Includes a $(1.3) billion from a capped-fee arrangement in 2024. This redemption has no impact on future fee revenues.

(2)	2025 includes withdrawals related to certain exited pension business in Hong Kong and the divestment of Post Advisory Group. 2025 and 2024 include the divestment of Origin Asset Management.

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$5.9	$28.7	$(22.8)
Fees and other revenues	2,140.8	2,076.0	64.8
Net investment income	664.2	685.7	(21.5)
Total operating revenues	2,810.9	2,790.4	20.5
Expenses:
Benefits, claims and settlement expenses	297.7	362.2	(64.5)
Liability for future policy benefits remeasurement (gain) loss	(0.4)	1.0	(1.4)
Operating expenses	1,566.9	1,551.6	15.3
Total expenses	1,864.2	1,914.8	(50.6)

Pre‑tax operating earnings attributable to noncontrolling interest	16.5	14.4	2.1
Pre‑tax operating earnings	$930.2	$861.2	$69.0

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Investment Management operations primarily due to $58.3 million higher management fee revenue as a result of increased average AUM. This was partially offset by an $11.4 million increase in non-variable staff costs and a $6.2 million increase in variable compensation expense. Pre-tax operating earnings increased in our International Pension operations due to $29.6 million of favorable relative market performance on our required regulatory investments and $19.4 million increased variable investment income. These improvements were partially offset by $7.5 million of foreign currency headwinds.

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

The following table presents the Benefits and Protection segment premium and fees for the years indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$3,362.7	$3,257.2	$105.5
Life Insurance	958.2	927.5	30.7

The following table presents certain summary financial data relating to the Benefits and Protection segment for the years indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$3,829.7	$3,714.9	$114.8
Fees and other revenues	490.5	469.0	21.5
Net investment income	644.9	605.1	39.8
Total operating revenues	4,965.1	4,789.0	176.1
Expenses:
Benefits, claims and settlement expenses	2,807.9	2,638.4	169.5
Dividends to policyholders	91.5	99.7	(8.2)
Liability for future policy benefits remeasurement loss	67.8	154.5	(86.7)
Operating expenses	1,474.7	1,433.2	41.5
Total expenses	4,441.9	4,325.8	116.1

Pre‑tax operating earnings	$523.2	$463.2	$60.0

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $40.0 million from improved claims experience, $16.2 million due to favorable actuarial assumption updates in 2025 compared to unfavorable in 2024 and $13.0 million due to higher yields on invested assets. Pre-tax operating earnings in our Life Insurance business decreased $18.6 million due to more unfavorable actuarial assumption updates, model refinements and other updates in 2025 compared to 2024, partially offset by $3.5 million due to lower net commissions and $3.2 million due to a one-time expense accrual release in 2025.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $105.5 million due to growth in the business. Premiums and fees in our Life Insurance business increased $17.8 million due to growth in the business and $11.4 million due to the one-time impact of the YRT Reinsurance Transactions in 2024.

Net investment income in our Specialty Benefits business increased $13.0 million due to higher yields on invested assets and $3.5 million due to growth in invested assets. Net investment income in our Life Insurance business increased $21.4 million from growth in invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $63.5 million due to growth in the business and $16.1 million due to unfavorable actuarial assumption updates in 2025 compared to favorable in 2024, offset by $40.0 million from improved claims experience. Benefits, claims and settlement expenses in our Life Insurance business increased $65.0 million due to the one-time impact of the YRT Reinsurance Transactions in 2024 and $49.7 million from unfavorable claims experience.

Liability for future policy benefits remeasurement (gain) loss in our Specialty Benefits business changed $31.7 million due to favorable actuarial assumption updates in 2025 compared to unfavorable in 2024. Liability for future policy benefits remeasurement loss in our Life Insurance business decreased $44.8 million due to the one-time impact of the YRT Reinsurance Transactions in 2024 and $26.5 million due to changes in underlying claims experience, partially offset by $22.4 million due to more unfavorable actuarial assumption updates, model refinements and other updates in 2025 compared to 2024.

Operating expenses in our Specialty Benefits business increased $33.1 million due to growth in the business and $28.1 million due to higher net commissions, partially offset by a $7.1 million decrease due to a one-time expense accrual release in 2025. Operating expenses in our Life Insurance business decreased $3.5 million due to lower net commissions and $3.2 million due to a one-time expense accrual release in 2025.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$101.2	$76.8	$24.4
Expenses:
Total expenses	490.0	448.0	42.0

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(7.6)	4.4	(12.0)
Pre-tax operating losses	$(381.2)	$(375.6)	$(5.6)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to an $18.6 million increase in compensation costs, partially offset by $8.4 million higher net investment income largely resulting from mark-to-market gains on investments and a $7.8 million increase in interest income related to tax settlements.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2025, approximately $13.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2025.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$14,727.6	49.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,756.0	22.7
Market value adjustments	8,253.3	27.8
Subject to discretionary withdrawal without adjustments	0.5	—
Total domestic investment contracts	$29,737.4	100.0%

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

We had the following short-term credit financing structures available with various financial institutions as of December 31, 2025:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A. (2)	Unsecured lines of credit		85.6	24.8
Principal International de Chile S.A. (2)	Unsecured lines of credit		24.1	2.9
Total			$909.7	$27.7
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2025 and December 31, 2024. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Dividends or other distributions from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end excluding admitted disallowed interest maintenance reserve or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2025, the ordinary stockholder dividend limitation for Principal Life is approximately $1,234.0 million in 2026. However, because the dividend test is based on dividends previously paid over rolling twelve month periods, if paid before a specified date during 2026, some or all of such dividends may be extraordinary and require regulatory approval.

Total stockholder dividends paid by Principal Life to its parent in 2025 were $1,055.0 million, all of which was extraordinary and approved by the Commissioner. As of December 31, 2025, we had $2,362.3 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

In 2024, total stockholder dividends paid by Principal Life to its parent were $1,010.0 million, all of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $4,536.7 million and $4,602.9 million for the years ended December 31, 2025 and 2024, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and investment income received exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2025 compared to 2024 was primarily due to fluctuations in receivables and payables associated with the timing of settlements, and due to a one-time impact of the YRT Reinsurance Transactions in 2024.

Net cash used in investing activities was $4,135.8 million and $5,399.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease in cash used in investing activities was primarily due to lower net purchases of available-for-sale securities in 2025 as compared to 2024.

Net cash used in financing activities was $181.8 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $300.3 million for the year ended December 31, 2024. The increase in cash used in financing activities was primarily due to a $400.0 million repayment of long-term debt that matured during 2025.

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

	December 31, 2025	December 31, 2024

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$646.0	$640.6
Cash and cash equivalents	459.7	357.3
Goodwill	618.5	618.5
Other intangibles	366.1	391.2
Other assets	202.3	313.3
Due from non-obligor subsidiaries	133.8	42.8
Total assets	2,552.5	2,367.3
Long-term debt	3,923.4	3,930.6
Other liabilities	325.1	351.2
Due to non-obligor subsidiaries	727.7	732.2
Total liabilities	5,120.5	5,135.8

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	(in millions)
Summary Statements of Operations Information:
Total revenues	$67.3	$130.6
Total expenses	531.3	497.1
Net loss	(368.0)	(300.6)

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

Stockholders’ Equity. Proceeds from the issuance of our common stock were $43.7 million and $67.7 million in 2025  and 2024, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2025	2024

	($ in millions)
Dividends to stockholders	$684.0	$658.4
Repurchase of common stock (1)	901.3	1,042.4
Total cash returned to common stockholders	$1,585.3	$1,700.8
Number of shares repurchased (1)	10,993,573	12,668,636

(1)Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which was completed in December 2025. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for information about our share repurchase authorizations. For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2025	December 31, 2024

	($ in millions)
Debt:
Short-term debt	$27.7	$152.7
Long-term debt	3,926.3	3,955.3
Total debt	3,954.0	4,108.0

Total stockholders’ equity attributable to PFG	11,883.9	11,086.4
Total capitalization	$15,837.9	$15,194.4
Debt to equity	33%	37%
Debt to capitalization	25%	27%

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $330.7 million pre-tax and $391.8 million pre-tax as of December 31, 2025 and 2024, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $352.7 million and $348.8 million as of December 31, 2025 and 2024, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2026 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2026 up to $70.0 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2026 pending future analysis.

Contractual Obligations and Contractual Commitments

We have contractual obligations identified within Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements; Note 9, Contractholder Funds, Note 10, Future Policy Benefits and Claims, Note 12, Reinsurance, Note 13, Debt and Note 16, Contingencies, Guarantees, Indemnifications and Leases.” As of December 31, 2025, we had no unique material cash requirements from known contractual and other obligations.

We have made commitments to fund certain limited partnerships and other funds. As of December 31, 2025, the amount of unfunded commitments was $1,861.4 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

Guarantees and Indemnifications. As of December 31, 2025, no significant changes to guarantees and indemnifications have occurred since December 31, 2024. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

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

As of December 31, 2025, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2025, 3% of our net assets (liabilities) were Level 1, 89% were Level 2 and 8% were Level 3.

As of December 31, 2024, 47% of our net assets (liabilities) were Level 1, 50% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2024, 4% of our net assets (liabilities) were Level 1, 87% were Level 2 and 9% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2025, were $7,042.6 million as compared to $8,046.3 million as of December 31, 2024. The decrease was primarily related to issuances of investment and universal life contracts, a decrease in the funds withheld payable embedded derivative net asset and settlements of mortgage loans.

Investments

We had total consolidated assets as of December 31, 2025, of $341,376.5 million, of which $110,901.5 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance agreements. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2025, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	December 31, 2025
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$61,025.1	$13,579.4	$74,604.5
Equity securities	2,237.0	0.3	2,237.3
Mortgage loans	19,005.4	2,002.9	21,008.3
Real estate	2,409.7	—	2,409.7
Policy loans	866.7	—	866.7
Other investments	8,066.3	1,708.7	9,775.0
Total invested assets	93,610.2	17,291.3	110,901.5
Cash and cash equivalents	3,883.2	547.8	4,431.0
Total invested assets and cash	$97,493.4	$17,839.1	$115,332.5

	December 31, 2024
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$55,455.3	$13,819.0	$69,274.3
Equity securities	2,294.7	0.3	2,295.0
Mortgage loans	18,271.8	2,212.4	20,484.2
Real estate	2,464.5	—	2,464.5
Policy loans	867.5	—	867.5
Other investments	6,847.5	1,142.8	7,990.3
Total invested assets	86,201.3	17,174.5	103,375.8
Cash and cash equivalents	3,131.8	1,080.1	4,211.9
Total invested assets and cash	$89,333.1	$18,254.6	$107,587.7

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

	For the year ended December 31,
	2025		2024		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	5.1%	$3,053.6	4.9%	$2,777.6	0.2%	$276.0
Equity securities	5.3	119.2	3.6	68.2	1.7	51.0
Mortgage loans - commercial	4.6	660.0	4.3	617.2	0.3	42.8
Mortgage loans - residential	5.4	223.5	5.1	185.2	0.3	38.3
Real estate	5.3	130.3	7.3	175.1	(2.0)	(44.8)
Policy loans	5.3	45.9	5.3	44.1	—	1.8
Cash and cash equivalents	5.7	198.8	7.6	267.1	(1.9)	(68.3)
Other investments	7.5	558.9	8.8	585.9	(1.3)	(27.0)
Total	5.2	4,990.2	5.2	4,720.4	—	269.8
Investment expenses	(0.3)	(259.7)	(0.3)	(271.2)	—	11.5
Net investment income	4.9%	$4,730.5	4.9%	$4,449.2	—%	$281.3

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net investment income increased primarily due to higher average invested assets and yields in fixed maturities and mortgage loans for our U.S. operations. These increases were partially offset by lower income associated with derivatives in fair value hedges for our U.S. operations and decreases in federal fund rates tied to our short-term investments.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the year ended December 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(44.5)	$(28.3)	$(16.2)
Commercial mortgage loans ̶ credit losses	(46.4)	(100.0)	53.6
Other ̶ credit losses	(7.5)	(1.4)	(6.1)
Fixed maturities, available-for-sale and trading – noncredit	(43.5)	(39.7)	(3.8)
Derivatives and related hedge activities	(3.6)	22.3	(25.9)
Other gains	173.2	119.8	53.4
Net realized capital gains (losses) (2)	$27.7	$(27.3)	$55.0
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net realized capital gains increased primarily due to gains versus losses on GMWB/RILA activities, decreased losses on commercial mortgage loans reserve changes and increased gains on equity securities and sponsored investment funds due to equity market movement. These increases were partially offset by increased losses on non-hedged interest rate derivatives due to changes in rates and reduced gains on currency derivatives.

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

Of our invested assets, $86,927.3 million were held by our U.S. operations as of December 31, 2025. Our U.S. invested assets are managed primarily by Principal Asset Management – Investment Management. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $155.0 million as of December 31, 2025 and December 31, 2024, respectively. We sell credit default swaps and total return swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. When selling total return swaps, if there is an event of default by the referenced name, we are obligated to compensate the protection buyer for any decline in the price of the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2025	December 31, 2024	December 31, 2025		December 31, 2024
New mortgages	50%	53%	1.9	x	1.7	x
Entire mortgage portfolio	49%	50%	2.3	x	2.3	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $3,990.4 million and 4.8%, respectively, as of December 31, 2025, and $2,091.5 million and 4.0%, respectively, as of December 31, 2024. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities (“RMBS”), residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $9,021.4 million and 4.2%, respectively, as of December 31, 2025, and $8,401.9 million and 4.1%, respectively, as of December 31, 2024.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	December 31, 2025		December 31, 2024
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$58,379.1	67%	$52,960.3	66%
Equity securities	1,349.6	2	1,547.6	2
Mortgage loans	18,054.4	21	17,404.6	22
Real estate	2,408.4	3	2,463.7	3
Policy loans	850.5	1	852.5	1
Other investments	5,885.3	6	4,844.7	6
Total invested assets	86,927.3	100%	80,073.4	100%
Cash and cash equivalents	3,576.5		2,882.9
Total invested assets and cash	$90,503.8		$82,956.3

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities that were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2025		December 31, 2024
	Carrying amount	Percent of total	Carrying amount	Percent of total

	($ in millions)
U.S. government and agencies	$1,359.6	2%	$1,102.6	2%
Non-U.S. governments	407.3	1	393.0	1
States and political subdivisions	5,908.8	10	4,836.3	9
Corporate - public	12,932.1	22	13,405.7	25
Corporate - private	15,681.9	27	13,193.4	25
Residential mortgage-backed pass-through securities	3,803.0	7	3,673.6	7
Commercial mortgage-backed securities	4,728.8	8	4,446.8	8
Residential collateralized mortgage obligations	4,835.2	8	4,043.3	8
Asset-backed securities	8,722.4	15	7,865.6	15
Total fixed maturities	$58,379.1	100%	$52,960.3	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both December 31, 2025 and December 31, 2024. It is comprised of corporate and foreign government fixed maturities.

	December 31, 2025	December 31, 2024

	(in millions)
European Union	$2,489.8	$2,227.9
United Kingdom	1,674.2	1,330.5
Australia/New Zealand	1,515.2	1,508.6
Latin America	1,031.7	1,031.4
Middle East and Africa	524.7	490.7
Asia-Pacific	480.3	490.7
Europe, non-European Union	348.5	320.5
Other	208.3	205.4
Total	$8,272.7	$7,605.7

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2025 and December 31, 2024, our investments in Canada totaled $938.0 million and $966.1 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 5.5% of single-name credit fixed maturity exposures as of December 31, 2025, and 5.4% as of December 31, 2024.

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

	December 31, 2025			December 31, 2024
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$41,717.4	$39,743.7	68%	$38,458.6	$35,638.3	67%
2	15,901.2	15,501.2	27	15,418.8	14,515.9	27
3	2,724.7	2,679.3	4	2,459.0	2,389.5	5
4	321.7	313.1	1	369.1	338.5	1
5	196.3	137.1	—	84.1	68.5	—
6	7.0	4.7	—	12.6	9.6	—
Unallocated portfolio layer method basis adjustment (1)	(16.9)	—	—	(55.7)	—	—
Total fixed maturities	$60,851.4	$58,379.1	100%	$56,746.5	$52,960.3	100%

(1)Amounts represent unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Fixed maturities included 67 securities with an amortized cost of $618.4 million, gross gains of $12.5 million, gross losses of $17.8 million, valuation allowance of $5.4 million and a carrying amount of $607.7 million as of December 31, 2025, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of December 31, 2025, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the years indicated.

	December 31, 2025		December 31, 2024
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,751.7	$4,547.3	$4,621.8	$4,288.7
2	128.8	113.5	129.0	107.8
3	61.0	50.1	53.6	44.2
4	12.8	10.5	9.5	5.8
5	8.0	4.9	—	—
6	4.3	2.5	0.6	0.3
Total (1)	$4,966.6	$4,728.8	$4,814.5	$4,446.8
(1)	Amortized cost amounts of our CMBS portfolio exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. The CMBS portfolio included agency CMBS with a $497.9 million amortized cost and a $484.7 million carrying amount as of December 31, 2025, and a $616.1 million amortized cost and a $589.9 million carrying amount as of December 31, 2024.

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

	December 31, 2025	December 31, 2024

	($ in millions)
Total fixed maturities	$58,379.1	$52,960.3
Problem fixed maturities (1)	$113.2	$76.5
Potential problem fixed maturities	36.4	88.3
Total problem, potential problem and restructured fixed maturities	$149.6	$164.8
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.26%	0.31%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $44.5 million and $28.3 million for the years ended December 31, 2025 and 2024, respectively.

Fixed Maturities Available-For-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the years indicated.

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,552.2	$17.9	$89.1	$—	$1,481.0
Finance — Brokerage	953.9	12.5	83.6	—	882.8
Finance — Finance Companies	342.7	4.3	17.0	—	330.0
Finance — Financial Other	1,725.5	44.7	71.0	3.1	1,696.1
Finance — Insurance	2,000.6	43.7	166.9	—	1,877.4
Finance — Real estate investment trusts (“REITs”)	1,732.8	3.9	104.1	—	1,632.6
Industrial — Basic Industry	1,323.2	36.9	62.7	7.6	1,289.8
Industrial — Capital Goods	1,476.1	26.3	87.9	—	1,414.5
Industrial — Communications	2,435.8	66.9	135.2	—	2,367.5
Industrial — Consumer Cyclical	876.2	10.4	59.2	3.5	823.9
Industrial — Consumer Non-Cyclical	3,094.2	32.4	180.0	2.0	2,944.6
Industrial — Energy	2,130.4	75.4	91.2	—	2,114.6
Industrial — Other	1,094.3	37.7	16.2	0.9	1,114.9
Industrial — Technology	1,529.9	20.2	117.5	5.3	1,427.3
Industrial — Transportation	2,407.0	53.0	119.1	—	2,340.9
Utility — Electric	3,443.0	63.3	276.6	—	3,229.7
Utility — Natural Gas	491.5	8.6	47.2	—	452.9
Utility — Other	514.1	11.3	31.5	—	493.9
Government guaranteed	273.5	11.7	11.9	—	273.3
Total corporate securities	29,396.9	581.1	1,767.9	22.4	28,187.7

Residential mortgage-backed pass-through securities	3,857.1	54.6	117.1	—	3,794.6
Commercial mortgage-backed securities	4,895.9	16.8	253.2	1.4	4,658.1
Residential collateralized mortgage obligations	5,010.1	40.6	302.7	0.4	4,747.6
Asset-backed securities — Home equity (1)	50.9	2.7	2.9	—	50.7
Asset-backed securities — All other	3,530.7	42.6	15.0	—	3,558.3
Collateralized debt obligations — Credit	16.5	—	5.0	—	11.5
Collateralized debt obligations — Loans	4,835.7	8.8	1.5	—	4,843.0
Total mortgage-backed and other asset-backed securities	22,196.9	166.1	697.4	1.8	21,663.8

U.S. government and agencies	1,415.6	9.4	65.5	0.1	1,359.4
States and political subdivisions	6,577.7	42.7	712.6	—	5,907.8
Non-U.S. governments	427.2	17.3	38.1	—	406.4
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	60,014.3	816.6	3,281.5	24.3	57,525.1
Unallocated portfolio layer method basis adjustment	(16.9)	16.9	—	—	—
Total fixed maturities, available-for-sale	$59,997.4	$833.5	$3,281.5	$24.3	$57,525.1
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,814.7	$7.2	$133.8	$—	$1,688.1
Finance — Brokerage	875.2	8.7	85.8	—	798.1
Finance — Finance Companies	325.2	3.0	21.5	—	306.7
Finance — Financial Other	1,542.7	13.2	108.6	—	1,447.3
Finance — Insurance	1,967.1	22.9	172.7	—	1,817.3
Finance — REITs	1,809.7	10.7	158.4	—	1,662.0
Industrial — Basic Industry	1,349.6	16.9	88.7	—	1,277.8
Industrial — Capital Goods	1,430.9	18.4	113.9	—	1,335.4
Industrial — Communications	2,304.4	49.2	169.9	—	2,183.7
Industrial — Consumer Cyclical	934.7	4.6	69.3	—	870.0
Industrial — Consumer Non-Cyclical	3,081.7	17.9	228.7	11.9	2,859.0
Industrial — Energy	2,077.1	51.7	129.1	—	1,999.7
Industrial — Other	914.5	22.4	28.5	—	908.4
Industrial — Technology	1,393.0	11.8	135.9	—	1,268.9
Industrial — Transportation	2,226.8	32.7	143.0	—	2,116.5
Utility — Electric	3,173.7	20.5	325.9	—	2,868.3
Utility — Natural Gas	449.3	3.0	56.9	—	395.4
Utility — Other	247.8	2.2	37.0	4.2	208.8
Government guaranteed	167.8	7.9	17.0	—	158.7
Total corporate securities	28,085.9	324.9	2,224.6	16.1	26,170.1

Residential mortgage-backed pass-through securities	3,870.1	8.7	214.2	—	3,664.6
Commercial mortgage-backed securities	4,770.3	2.8	370.5	—	4,402.6
Residential collateralized mortgage obligations	4,432.7	16.5	430.0	0.2	4,019.0
Asset-backed securities — Home equity (1)	56.7	2.4	3.8	—	55.3
Asset-backed securities — All other	2,696.3	18.9	37.4	—	2,677.8
Collateralized debt obligations — Credit	16.5	—	4.8	—	11.7
Collateralized debt obligations — Loans	4,958.7	23.3	0.6	—	4,981.4
Total mortgage-backed and other asset-backed securities	20,801.3	72.6	1,061.3	0.2	19,812.4

U.S. government and agencies	1,197.6	0.2	95.2	—	1,102.6
States and political subdivisions	5,634.2	10.3	809.2	—	4,835.3
Non-U.S. governments	435.4	12.6	55.9	—	392.1
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	56,154.4	420.6	4,246.2	16.3	52,312.5
Unallocated portfolio layer method basis adjustment	(55.7)	55.7	—	—	—
Total fixed maturities, available-for-sale	$56,098.7	$476.3	$4,246.2	$16.3	$52,312.5
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $3,281.5 million in gross unrealized losses as of December 31, 2025, $7.0 million in losses were attributed to securities scheduled to mature in one year or less, $173.4 million attributed to securities scheduled to mature between one to five years, $298.8 million attributed to securities scheduled to mature between five to ten years, $2,104.9 million attributed to securities scheduled to mature after ten years and $697.4 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2025, we were in a $2,448.0 million net unrealized loss position as compared to a $3,769.9 million net unrealized loss position as of December 31, 2024. The $1,321.9 million decrease in net unrealized losses for the year ended December 31, 2025, can be attributed to a decrease in interest rates, which was partially offset by a widening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the years indicated.

	December 31, 2025					December 31, 2024
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$42,313.3	$431.0	$2,535.2	$0.5	$40,208.6	$40,829.3	$223.4	$3,319.7	$0.1	$37,732.9
Private	14,747.7	353.9	622.9	—	14,478.7	12,665.7	177.5	804.3	—	12,038.9
Below investment grade:
Public	833.3	6.1	89.3	9.0	741.1	1,047.1	6.5	102.4	0.1	951.1
Private	2,120.0	25.6	34.1	14.8	2,096.7	1,612.3	13.2	19.8	16.1	1,589.6
Total fixed maturities, available-for-sale (1)	$60,014.3	$816.6	$3,281.5	$24.3	$57,525.1	$56,154.4	$420.6	$4,246.2	$16.3	$52,312.5

(1)Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Included in the public category carrying amount as of December 31, 2025 and December 31, 2024, were $16,411.2 million and $15,165.7 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$375.0	$7.5	$464.1	$58.0	$839.1	$65.5
Non-U.S. governments	12.8	0.3	207.5	37.8	220.3	38.1
States and political subdivisions	605.8	6.5	3,707.6	706.1	4,313.4	712.6
Corporate	1,258.7	51.9	13,049.7	1,712.2	14,308.4	1,764.1
Residential mortgage-backed pass-through securities	201.2	0.7	1,145.8	116.5	1,347.0	117.2
Commercial mortgage-backed securities	320.9	2.3	2,869.7	249.1	3,190.6	251.4
Collateralized debt obligations (2)	1,391.5	1.5	15.2	5.0	1,406.7	6.5
Other debt obligations	382.5	1.7	2,616.9	318.1	2,999.4	319.8
Total fixed maturities, available-for-sale	$4,548.4	$72.4	$24,076.5	$3,202.8	$28,624.9	$3,275.2
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$641.2	$13.7	$543.2	$82.2	$1,184.4	$95.9
Non-U.S. governments	32.9	1.3	207.0	54.5	239.9	55.8
States and political subdivisions	704.7	23.8	3,552.3	785.6	4,257.0	809.4
Corporate	3,289.0	65.7	14,243.8	2,157.9	17,532.8	2,223.6
Residential mortgage-backed pass-through securities	1,938.4	33.1	1,211.6	181.1	3,150.0	214.2
Commercial mortgage-backed securities	676.9	8.1	3,157.3	362.4	3,834.2	370.5
Collateralized debt obligations (2)	259.5	0.3	29.8	5.0	289.3	5.3
Other debt obligations	1,363.1	17.1	2,799.2	453.0	4,162.3	470.1
Total fixed maturities, available-for-sale	$8,905.7	$163.1	$25,744.2	$4,081.7	$34,649.9	$4,244.8
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% and 24% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2025 and December 31, 2024, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, including but not limited to earthquakes, fires, drought, extreme heat, flooding, and tsunamis, that may affect the region. For the years ended December 31, 2025 and December 31, 2024, we did not experience any material losses due to the aforementioned catastrophe risks.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of December 31, 2025 and December 31, 2024, the total number of commercial mortgage loans outstanding were 602 and 620, of which 32% and 35% were for loans with principal balances less than $10.0 million as of December 31, 2025 and December 31, 2024, respectively. The average loan size of our commercial mortgage portfolio was $23.2 million as of both December 31, 2025 and December 31, 2024. As of December 31, 2025, approximately $12.1 billion, or 86%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities.

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

We had five delinquent problem commercial mortgage loans with a carrying amount of $123.7 million for which we had a valuation allowance of $62.1 million as of December 31, 2025. We also had one potential problem commercial mortgage loan with a carrying amount of $140.1 million for which we had a valuation allowance of $25.1 million as of December 31, 2025. We did not have any restructured problem commercial mortgage loans as of December 31, 2025. We had three delinquent problem commercial mortgage loans with a carrying amount of $20.6 million for which we had a valuation allowance of $18.9 million as of December 31, 2024. We also had two potential problem commercial mortgage loans with a carrying amount of $140.5 million for which we had a valuation allowance of $33.0 million and one restructured problem commercial mortgage loan with a carrying amount of $34.1 million for which we had a valuation allowance of $34.1 million as of December 31, 2024.

	December 31, 2025	December 31, 2024

	($ in millions)
Total commercial mortgage loans	$13,806.5	$14,196.0
Problem commercial mortgage loans	$61.6	$1.7
Potential problem commercial mortgage loans	115.0	107.5
Total problem, potential problem and restructured commercial mortgage loans	$176.6	$109.2
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	1.28%	0.77%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2025 and December 31, 2024, the carrying amount of our equity real estate investment was $2,408.4 million and $2,463.7 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the year ended December 31, 2025 or for the year ended December 31, 2024.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2025 or for the year ended December 31, 2024.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2025, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in Office (35%) and Apartments (28%) as of December 31, 2025.

Other Investments

Our other investments totaled $5,885.3 million as of December 31, 2025, compared to $4,844.7 million as of December 31, 2024. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,682.9 million were held by our international operations as of December 31, 2025. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,646.0	40%	$2,495.0	41%
Equity securities	887.4	13	747.1	12
Mortgage loans	951.0	14	867.2	14
Real estate	1.3	—	0.8	—
Policy loans	16.2	—	15.0	—
Other investments:
Direct financing leases	567.6	8	560.0	9
Investment in unconsolidated operating entities	1,133.2	18	1,048.6	17
Derivative assets and other investments	480.2	7	394.2	7
Total invested assets	6,682.9	100%	6,127.9	100%
Cash and cash equivalents	306.7		248.9
Total invested assets and cash	$6,989.6		$6,376.8

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2025, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$14.8	$—	$—	$—	$—	$14.8
1.01% ‑ 2.00%	3.9	2,700.0	—	741.4	—	3,445.3
2.01% ‑ 3.00%	392.2	189.1	673.2	3,935.8	4,471.3	9,661.6
3.01% ‑ 4.00%	7.6	—	—	—	—	7.6
4.01% and above	11.9	—	—	—	—	11.9
Subtotal	430.4	2,889.1	673.2	4,677.2	4,471.3	13,141.2

Benefits and Protection
Up to 1.00%	—	—	—	14.8	31.2	46.0
1.01% ‑ 2.00%	—	—	—	3.7	458.0	461.7
2.01% ‑ 3.00%	2.6	10.6	108.7	391.8	4.9	518.6
3.01% ‑ 4.00%	1,512.2	53.3	28.4	104.9	2.7	1,701.5
4.01% and above	17.0	9.6	16.1	7.7	—	50.4
Subtotal	1,531.8	73.5	153.2	522.9	496.8	2,778.2

Total	$1,962.2	$2,962.6	$826.4	$5,200.1	$4,968.1	$15,919.4
Percentage of total	12.3%	18.6%	5.2%	32.7%	31.2%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,730.6 million as of December 31, 2025, compared to $2,670.8 million as of December 31, 2024. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements.”

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

Use of Derivatives to Manage Interest Rate Risk. We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, bond forwards, treasury forwards and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge against changes in the value of the GMWB MRB. We use interest rate swaps and treasury forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate swaps to manage our exposure to cash flow variability on recognized assets due to fluctuations in market interest rates. We use bond forwards to fix the purchase price of a bond at a specified date in the future. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities.

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

We estimate as of December 31, 2025, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2024. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our international operations, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $275.1 million, or 7%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2025, as compared to an estimated $277.0 million, or 7%, reduction as of December 31, 2024. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $46.9 million, or 5%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2025, as compared to an estimated $43.7 million, or 5%, reduction for the year ended December 31, 2024.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of December 31, 2025 and December 31, 2024. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $3,319.6 million and $2,669.3 million as of December 31, 2025 and December 31, 2024, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our international operations had currency swaps with a notional amount of $219.1 million and $214.5 million as of December 31, 2025 and December 31, 2024, respectively. Our international operations also utilized currency forwards with a notional amount of $642.9 million and $694.8 million as of December 31, 2025 and December 31, 2024, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $156.5 million and $179.7 million as of December 31, 2025 and December 31, 2024, respectively.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $55.6 million and $50.8 million as of December 31, 2025 and December 31, 2024, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $59.6 million and $55.9 million as of December 31, 2025 and December 31, 2024, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2025 and December 31, 2024, the fair value of our equity securities was $2,237.3 million and $2,295.0 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $223.7 million as of December 31, 2025, as compared to a decline in fair value of our equity securities of $229.5 million as of December 31, 2024.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We have economically hedged certain investments using total return swaps to swap the equity risk for income enhancement. We economically hedge RILA index credit exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $7,088.9 million and $7,678.0 million as of December 31, 2025, and December 31, 2024, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Des Moines, Iowa February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc.(the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for future policy benefits and claims
Description of the Matter

At December 31, 2025, future policy benefits and claims related to traditional and limited payment long-duration contracts totaled $51.7 billion.

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

Des Moines, Iowa February 18, 2026

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2025	2024

	(in millions, except share amounts)
Assets
Fixed maturities, available-for-sale (1)	$73,360.7	$68,251.0
Fixed maturities, trading (2025 and 2024 include $185.0 million and $205.9 million related to consolidated variable interest entities)	1,243.8	1,023.3
Equity securities (2025 and 2024 include $428.6 million and $367.9 million related to consolidated variable interest entities)	2,237.3	2,295.0
Mortgage loans (2025 and 2024 include $726.5 million and $944.5 million related to consolidated variable interest entities and $0.0 million and $140.6 million measured at fair value under the fair value option)	21,008.3	20,484.2
Real estate (2025 and 2024 include $819.4 million and $781.8 million related to consolidated variable interest entities)	2,409.7	2,464.5
Policy loans	866.7	867.5
Other investments (2025 and 2024 include $838.4 million and $625.6 million related to consolidated variable interest entities and $167.1 million and $129.0 million measured at fair value under the fair value option)	9,775.0	7,990.3
Total investments	110,901.5	103,375.8
Cash and cash equivalents (2025 and 2024 include $89.1 million and $86.1 million related to consolidated variable interest entities)	4,431.0	4,211.9
Accrued investment income (2025 and 2024 include $43.8 million and $19.1 million related to consolidated variable interest entities)	870.9	828.6
Reinsurance recoverable and deposit receivable	19,000.1	19,490.1
Premiums due and other receivables	3,894.5	3,771.5
Deferred acquisition costs	4,071.6	4,006.9
Market risk benefit asset	197.1	199.5
Property and equipment	701.4	769.4
Goodwill	1,600.5	1,549.7
Other intangibles	1,267.0	1,389.9
Separate account assets (2025 and 2024 include $41,450.5 million and $32,802.2 million related to consolidated variable interest entities)	193,622.6	173,327.1
Other assets	818.3	743.2
Total assets	$341,376.5	$313,663.6
Liabilities
Contractholder funds	$45,380.3	$43,099.6
Future policy benefits and claims	51,749.7	48,179.4
Market risk benefit liability	66.9	62.1
Other policyholder funds	940.8	966.4
Short-term debt (2025 and 2024 include $0.0 million and $119.0 million related to consolidated variable interest entities)	27.7	152.7
Long-term debt	3,926.3	3,955.3
Income taxes currently payable	29.5	8.6
Deferred income taxes	1,856.4	1,706.0
Separate account liabilities (2025 and 2024 include $41,450.5 million and $32,802.2 million related to consolidated variable interest entities)	193,622.6	173,327.1
Funds withheld payable	17,783.4	18,103.7
Other liabilities (2025 and 2024 include $69.4 million and $108.8 million related to consolidated variable interest entities)	13,601.6	12,633.7
Total liabilities	328,985.2	302,194.6

Redeemable noncontrolling interest (2025 and 2024 include $440.9 million and $309.9 million related to consolidated variable interest entities)	474.3	337.7

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 496,884,232 and 494,734,908 shares issued as of 2025 and 2024; 217,380,912 and 226,225,161 shares outstanding as of 2025 and 2024	5.0	4.9
Additional paid-in capital	11,275.4	11,100.9
Retained earnings	18,071.3	17,583.5
Accumulated other comprehensive loss	(4,188.4)	(5,224.8)
Treasury stock, at cost; 279,503,320 and 268,509,747 shares as of 2025 and 2024	(13,279.4)	(12,378.1)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,883.9	11,086.4
Noncontrolling interest	33.1	44.9
Total stockholders’ equity	11,917.0	11,131.3
Total liabilities and stockholders’ equity	$341,376.5	$313,663.6
(1)	See Note 4, Investments, for further details relating to the amortized cost of fixed maturities, available-for-sale.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2025	2024	2023

	(in millions, except per share data)
Revenues
Premiums and other considerations	$6,780.4	$6,850.2	$6,470.9
Fees and other revenues	4,424.8	4,320.5	4,095.9
Net investment income	4,730.5	4,449.2	4,091.9
Net realized capital gains (losses) (1)	27.7	(27.3)	(72.2)
Net realized capital gains on funds withheld assets (1)	43.2	87.7	165.0
Change in fair value of funds withheld embedded derivative	(381.1)	447.4	(1,085.7)
Total revenues	15,625.5	16,127.7	13,665.8
Expenses
Benefits, claims and settlement expenses	8,564.5	8,072.6	7,788.2
Liability for future policy benefits remeasurement (gain) loss	56.4	671.4	(51.6)
Market risk benefit remeasurement loss	63.1	30.3	29.1
Dividends to policyholders	91.7	99.9	89.2
Operating expenses	5,433.8	5,363.9	5,072.1
Total expenses	14,209.5	14,238.1	12,927.0
Income before income taxes	1,416.0	1,889.6	738.8
Income taxes	160.5	291.7	68.7
Net income	1,255.5	1,597.9	670.1
Net income attributable to noncontrolling interest	70.4	26.9	46.9
Net income attributable to Principal Financial Group, Inc.	$1,185.1	$1,571.0	$623.2

Earnings per common share
Basic earnings per common share	$5.32	$6.77	$2.58

Diluted earnings per common share	$5.25	$6.68	$2.55
(1)	Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Net income	$1,255.5	$1,597.9	$670.1
Other comprehensive income, net:
Net unrealized gains (losses) on available-for-sale securities	1,463.8	(678.0)	1,843.1
Net unrealized gains (losses) on derivative instruments	(83.7)	53.9	(41.8)
Liability for future policy benefits discount rate remeasurement gain (loss)	(625.7)	1,010.0	(312.7)
Market risk benefit nonperformance risk remeasurement gain (loss)	1.6	(8.1)	(30.9)
Foreign currency translation adjustment	231.1	(296.6)	73.7
Net unrecognized postretirement benefit obligation	41.1	30.7	2.4
Other comprehensive income	1,028.2	111.9	1,533.8
Comprehensive income	2,283.7	1,709.8	2,203.9
Comprehensive income attributable to noncontrolling interest	62.2	18.3	47.0
Comprehensive income attributable to Principal Financial Group, Inc.	$2,221.5	$1,691.5	$2,156.9

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2023	$4.9	$10,740.4	$16,697.3	$(6,879.0)	$(10,586.9)	$41.1	$10,017.8
Common stock issued	—	57.8	—	—	—	—	57.8
Stock-based compensation	—	110.7	(11.5)	—	—	0.5	99.7
Treasury stock acquired, common	—	—	—	—	(748.8)	—	(748.8)
Dividends to common stockholders	—	—	(625.5)	—	—	—	(625.5)
Distributions to noncontrolling interest	—	—	—	—	—	(26.5)	(26.5)
Contributions from noncontrolling interest	—	—	—	—	—	7.6	7.6
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.9	—	—	—	0.2	1.1
Net income (1)	—	—	623.2	—	—	23.2	646.4
Other comprehensive income (1)	—	—	—	1,533.7	—	(0.4)	1,533.3
Balances as of December 31, 2023	4.9	10,908.6	16,683.5	(5,345.3)	(11,335.7)	45.7	10,961.7
Common stock issued	—	67.7	—	—	—	—	67.7
Stock-based compensation	—	121.4	(12.6)	—	—	0.5	109.3
Treasury stock acquired, common	—	—	—	—	(1,042.4)	—	(1,042.4)
Dividends to common stockholders	—	—	(658.4)	—	—	—	(658.4)
Distributions to noncontrolling interest	—	—	—	—	—	(22.8)	(22.8)
Contributions from noncontrolling interest	—	—	—	—	—	7.3	7.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.3)	—	—	—	—	(0.3)
Adjustments to redemption amount of redeemable noncontrolling interest	—	3.5	—	—	—	0.9	4.4
Net income (1)	—	—	1,571.0	—	—	15.1	1,586.1
Other comprehensive income (1)	—	—	—	120.5	—	(1.8)	118.7
Balances as of December 31, 2024	4.9	11,100.9	17,583.5	(5,224.8)	(12,378.1)	44.9	11,131.3
Common stock issued	0.1	43.6	—	—	—	—	43.7
Stock-based compensation	—	123.1	(13.3)	—	—	0.5	110.3
Treasury stock acquired, common	—	—	—	—	(901.3)	—	(901.3)
Dividends to common stockholders	—	—	(684.0)	—	—	—	(684.0)
Distributions to noncontrolling interest	—	—	—	—	—	(6.0)	(6.0)
Contributions from noncontrolling interest	—	—	—	—	—	8.4	8.4
Impacts from deconsolidation of noncontrolling interest	—	7.8	—	—	—	(23.4)	(15.6)
Net income (1)	—	—	1,185.1	—	—	7.2	1,192.3
Other comprehensive income (1)	—	—	—	1,036.4	—	1.5	1,037.9
Balances as of December 31, 2025	$5.0	$11,275.4	$18,071.3	$(4,188.4)	$(13,279.4)	$33.1	$11,917.0
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 17, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Operating activities
Net income	$1,255.5	$1,597.9	$670.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(27.7)	27.3	72.2
Net realized capital gains on funds withheld assets	(43.2)	(87.7)	(165.0)
Change in fair value of funds withheld embedded derivative	381.1	(447.4)	1,085.7
Depreciation and amortization expense	251.4	256.2	272.7
Amortization of deferred acquisition costs and contract costs	480.5	431.0	428.1
Additions to deferred acquisition costs and contract costs	(512.8)	(490.6)	(429.3)
Amortization of reinsurance loss	96.9	631.6	17.7
Market risk benefit remeasurement loss	63.1	30.3	29.1
Stock-based compensation	109.9	108.7	99.4
(Income) loss from equity method investments, net of dividends received	(127.7)	10.9	(110.2)
Changes in:
Accrued investment income	(43.3)	(42.4)	(44.1)
Net cash flows for trading securities and equity securities with operating intent	79.3	(97.5)	(56.0)
Premiums due and other receivables	(181.0)	53.1	(36.7)
Contractholder and policyholder liabilities and dividends	2,530.0	2,704.8	2,562.0
Current and deferred income taxes (benefits)	(96.4)	106.1	(40.5)
Real estate acquired through operating activities	(4.2)	(82.4)	(130.8)
Real estate sold through operating activities	—	131.9	164.8
Funds withheld, net of reinsurance recoverable and deposit receivable	59.4	(33.4)	(665.2)
Other assets and liabilities	254.1	1.7	214.9
Other	11.8	(207.2)	(146.5)
Net adjustments	3,281.2	3,005.0	3,122.3
Net cash provided by operating activities	4,536.7	4,602.9	3,792.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(15,663.4)	(14,969.4)	(11,417.0)
Sales	4,627.8	3,542.7	5,888.3
Maturities	8,188.6	7,412.1	5,190.8
Mortgage loans acquired or originated	(3,863.5)	(2,449.4)	(2,044.2)
Mortgage loans sold or repaid	3,284.8	1,895.6	2,112.0
Real estate acquired	(135.5)	(167.8)	(187.5)
Real estate sold	201.0	125.8	132.0
Net purchases of property and equipment	(98.0)	(68.8)	(102.0)
Purchase of business or interests in subsidiaries, net of cash acquired	—	(27.1)	—
Sale of interests in subsidiaries, net of cash divested	(5.6)	—	—
Net change in other investments	(672.0)	(692.7)	(919.3)
Net cash used in investing activities	(4,135.8)	(5,399.0)	(1,346.9)
Financing activities
Issuance of common stock	43.7	67.7	57.8
Acquisition of treasury stock	(902.7)	(1,042.4)	(740.4)
Payments for financing element derivatives	(41.9)	(43.1)	(42.1)
Purchase of subsidiary shares from noncontrolling interest	(7.6)	(0.9)	(2.8)
Dividends to common stockholders	(684.0)	(658.4)	(625.5)
Issuance of long-term debt	—	21.8	691.5
Principal repayments of long-term debt	(400.1)	(0.1)	(764.0)
Net proceeds from (repayments of) short-term borrowings	(9.0)	97.9	(18.5)
Investment contract deposits	12,016.2	12,248.9	8,618.9
Investment contract withdrawals	(10,637.9)	(10,962.7)	(9,422.4)
Net increase (decrease) in banking operation deposits	442.8	571.2	(338.6)
Other	(1.3)	0.4	0.3
Net cash provided by (used in) financing activities	(181.8)	300.3	(2,585.8)
Net increase (decrease) in cash and cash equivalents	219.1	(495.8)	(140.3)
Cash and cash equivalents at beginning of period	4,211.9	4,707.7	4,848.0
Cash and cash equivalents at end of period	$4,431.0	$4,211.9	$4,707.7
Supplemental information:
Cash paid for interest	$172.6	$170.3	$170.7
Cash paid for income taxes (1)	220.7	117.7	68.1
Supplemental disclosure of non-cash activities:
Assets received in kind from pension risk transfer transactions	152.7	405.0	—
Pre-capitalized contingent funding agreement exercise:
Increase in fixed maturities, trading	388.3	—	—
Increase in long-term debt, net of discount	(388.3)	—	—
Changes resulting from deconsolidation of an investment:
Decrease in mortgage loans	(140.6)	—	—
Decrease in short-term debt	54.0	—	—
Decrease in long-term debt	86.7	—	—
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	—	—	(389.7)
Increase in fixed maturities, available-for-sale	—	—	286.2
Increase in fixed maturities, trading	—	—	10.8
(1)	See Note 14, Income Taxes, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

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

Certain reclassifications have been made to prior periods to conform to the current presentation of our policyholder account balance disclosures, which have been revised to enhance transparency regarding indexed crediting impacts and their relationship to embedded derivative and host contract adjustments. See Note 9, Contractholder Funds.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

1. Nature of Operations and Significant Accounting Policies – (continued)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:
Accounting for government grants received by a business entity This authoritative guidance provides specific guidance related to the recognition, measurement and presentation of government grants.	January 1, 2029	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Accounting for internal-use software

This authoritative guidance aligns the accounting for internal-use software with the method used to develop the software, which will lead to consistency in determining when software capitalization should begin.

	January 1, 2028	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Disaggregation of income statement expenses

This authoritative guidance expands the disclosures about a public entity’s expenses and addresses requests for more granular information about the types of expenses in commonly presented expense categories.

	December 31, 2027	We are currently evaluating the impact this guidance will have on our notes to the consolidated financial statements.

Credit losses on purchased loans

This authoritative guidance expands application of the gross up method for credit losses from purchased financial assets with credit deterioration to certain acquired loans categorized as purchased seasoned loans.

	January 1, 2027	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Hedge accounting improvements

This authoritative guidance aims to more closely align financial reporting with the economics of an entity’s risk management activities by expanding and refining the hedge accounting guidance in five key areas:

1.

Similar risk assessment for cash flow hedges

2.

Hedging forecasted interest payments on choose-your-rate debt

3.

Cash flow hedges of non-financial forecasted transactions

4.

Net written options as hedging instruments

5.

Dual hedges

	January 1, 2027	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Standards adopted:
Improvements to income tax disclosures This authoritative guidance provides improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	December 31, 2025	The enhanced disclosures can be found in Note 14, Income Taxes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $224.0 million and $219.3 million as of December 31, 2025 and 2024, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

December 31, 2025

1. Nature of Operations and Significant Accounting Policies – (continued)

Fair Value Hedges. When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in the same consolidated statements of operations line item that is used to report the earnings effect of the hedged item. For fair value hedges of fixed maturities, available-for-sale and mortgage loans, these changes in fair value are reported in net investment income or net realized capital gains (losses). For fair value hedges of liabilities, changes in fair value are reported in cost of interest credited. The change in the fair value of excluded components is recorded in OCI and is recognized in net income through periodic settlements. A fair value hedge determined to be highly effective may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk. Certain fair value hedges use the portfolio layer method to hedge a designated layer amount within a closed portfolio of prepayable assets that is expected to remain outstanding for the length of the hedging relationship and is not expected to be impacted by prepayments, defaults or other factors that affect the timing and amount of cash flows. Prepayment risk is excluded when measuring the change in fair value attributable to the hedged risk under the portfolio layer method.

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

December 31, 2025

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

December 31, 2025

1. Nature of Operations and Significant Accounting Policies – (continued)

Participating business represented approximately 2%, 2% and 3% of our life insurance in force and 14%, 15% and 16% of the number of life insurance policies in force as of December 31, 2025, 2024 and 2023, respectively. Participating business represented approximately 15%, 15% and 16% of life insurance premiums for the years ended December 31, 2025, 2024 and 2023, respectively. The amount of dividends to policyholders is declared annually by Principal Life’s Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2024	$675.9	$903.1	$29.5	$—	$1,608.5
Goodwill from acquisitions (1)	11.3	—	—	—	11.3
Foreign currency	—	(70.1)	—	—	(70.1)
Balance as of December 31, 2024	687.2	833.0	29.5	—	1,549.7
Foreign currency	—	50.8	—	—	50.8
Balance as of December 31, 2025	$687.2	$883.8	$29.5	$—	$1,600.5
(1)	Relates to the acquisition of employee stock ownership plan business from Ascensus within our Retirement and Income Solutions segment.

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

	December 31,
	2025	2024

	(in millions)
Gross carrying value	$1,018.4	$1,157.9
Accumulated amortization	515.7	523.1
Net carrying value	$502.7	$634.8

On January 16, 2025, we announced the signing of an agreement with Bank Consortium Trust Company (“BCT”) to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for Mandatory Provident Fund Schemes (“MPF Schemes”) within the Principal Asset Management segment. BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. The transaction is expected to close in 2026, subject to regulatory approval; however, certain transaction impacts were recognized in first quarter 2025. We impaired our distribution agreement intangible asset that will cease to exist, resulting in a $20.0 million loss reported in operating expenses on our consolidated statements of operations. Additionally, our customer relationship intangible asset was written down to the expected value that will be received from this transaction, resulting in a $77.0 million loss reported in net realized capital gains (losses) on our consolidated statements of operations. We also recorded an impairment for contract costs from pension contracts. See Note 21, Revenues from Contracts with Customers, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

2. Goodwill and Other Intangible Assets – (continued)

During 2025 and 2024, we fully amortized other finite lived intangible assets of $56.6 million and $18.4 million, respectively.

The amortization expense for intangible assets with finite useful lives was $72.9 million, $66.1 million and $68.6 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2026	$50.3
2027	50.0
2028	33.9
2029	32.5
2030	32.5

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $764.3 million and $755.1 million as of December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”) in 2013.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

3. Variable Interest Entities

We have relationships with various types of entities that may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2025 and December 31, 2024.

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

Sponsored Investment Funds

We sponsor and invest in certain investment funds for which we provide asset management services. Although our asset management fee is commensurate with the services provided and consistent with fees for similar services negotiated at arms-length, we have a variable interest for funds where our other interests are more than insignificant. The funds are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined we are the primary beneficiary of the VIEs where our interest in the entity is more than insignificant and we are the asset manager. We deconsolidated certain sponsored investment funds in 2025 and 2024 due to the acquisition of substantial voting rights through investment in the funds by external investors.

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

December 31, 2025

3. Variable Interest Entities – (continued)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2025		December 31, 2024
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$41,865.2	$41,450.5	$33,130.4	$32,802.2
Real estate (2)	883.4	34.2	814.3	69.4
Sponsored investment funds (3)	851.4	16.3	833.7	160.3
Residential mortgage loans (4)	728.9	18.8	806.5	19.9
Asset-backed limited partnership (5)	256.3	—	250.0	—
Total	$44,585.2	$41,519.8	$35,834.9	$33,051.8
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The liabilities primarily include other liabilities. The consolidated statements of financial position included a $440.9 million and $309.9 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2025 and December 31, 2024, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents,other investments and fixed maturities, trading on the consolidated statements of financial position.

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

December 31, 2025

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
December 31, 2025
Fixed maturities, available-for-sale:
Corporate	$289.4	$361.7
Residential mortgage-backed pass-through securities	3,805.1	3,868.4
Commercial mortgage-backed securities	5,371.6	5,659.6
Collateralized debt obligations (2)	6,422.3	6,417.4
Other debt obligations	10,681.3	12,167.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	8.4	8.4
Commercial mortgage-backed securities	70.7	70.7
Collateralized debt obligations (2)	211.0	211.0
Other debt obligations	338.8	338.8
Equity securities	109.5	109.5
Other investments:
Other limited partnership and fund interests (3)	3,498.4	5,500.7

December 31, 2024
Fixed maturities, available-for-sale:
Corporate	$308.2	$359.7
Residential mortgage-backed pass-through securities	3,674.2	3,881.3
Commercial mortgage-backed securities	5,188.0	5,634.3
Collateralized debt obligations (2)	6,560.4	6,518.7
Other debt obligations	8,904.0	10,580.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	9.0	9.0
Commercial mortgage-backed securities	44.2	44.2
Collateralized debt obligations (2)	135.3	135.3
Other debt obligations	210.0	210.0
Equity securities	85.1	85.1
Other investments:
Other limited partnership and fund interests (3)	2,766.4	4,804.6
(1)	Our risk of loss is limited to our initial investment measured at amortized cost excluding portfolio layer method basis adjustments for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2025 and December 31, 2024, the maximum exposure to loss for other limited partnership and fund interests includes $256.1 million and $236.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2025 and December 31, 2024, money market mutual funds we manage held $5.9 billion and $4.5 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

Fixed Maturities

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2025
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,126.2	$9.6	$268.1	$0.1	$1,867.6
Non-U.S. governments	554.7	17.6	54.6	—	517.7
States and political subdivisions	8,107.8	42.8	1,011.9	—	7,138.7
Corporate	39,867.6	777.7	3,072.8	25.0	37,547.5
Residential mortgage-backed pass-through securities	3,868.4	54.7	118.0	—	3,805.1
Commercial mortgage-backed securities	5,659.6	19.4	306.0	1.4	5,371.6
Collateralized debt obligations (2)	6,417.4	14.6	9.7	—	6,422.3
Other debt obligations	10,981.2	99.3	389.9	0.4	10,690.2
Total excluding portfolio layer method basis adjustment	77,582.9	1,035.7	5,231.0	26.9	73,360.7
Unallocated portfolio layer method basis adjustment (3)	(16.9)	16.9	—	—	—
Total fixed maturities, available-for-sale	$77,566.0	$1,052.6	$5,231.0	$26.9	$73,360.7

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2024
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,937.4	$0.2	$299.7	$—	$1,637.9
Non-U.S. governments	567.3	12.9	84.5	—	495.7
States and political subdivisions	7,207.8	10.4	1,141.7	—	6,076.5
Corporate	38,911.1	509.9	3,699.9	18.5	35,702.6
Residential mortgage-backed pass-through securities	3,881.3	8.7	215.8	—	3,674.2
Commercial mortgage-backed securities	5,634.3	4.6	450.9	—	5,188.0
Collateralized debt obligations (2)	6,518.7	48.0	6.3	—	6,560.4
Other debt obligations	9,446.2	49.9	580.2	0.2	8,915.7
Total excluding portfolio layer method basis adjustment	74,104.1	644.6	6,479.0	18.7	68,251.0
Unallocated portfolio layer method basis adjustment (3)	(55.7)	55.7	—	—	—
Total fixed maturities, available-for-sale	$74,048.4	$700.3	$6,479.0	$18.7	$68,251.0
(1)	Amortized cost excludes accrued interest receivable of $473.8 million and $647.3 million as of December 31, 2025 and December 31, 2024, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Represents unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2025, by expected maturity, were as follows:

	Amortized cost (1)	Fair value

	(in millions)
Due in one year or less	$1,537.4	$1,527.3
Due after one year through five years	9,895.3	9,877.9
Due after five years through ten years	9,683.6	9,657.4
Due after ten years	29,540.0	26,008.9
Subtotal	50,656.3	47,071.5
Mortgage-backed and other asset-backed securities	26,926.6	26,289.2
Total	$77,582.9	$73,360.7
(1)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

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

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Fixed maturities, available-for-sale	$2,980.2	$2,728.5	$2,508.9
Fixed maturities, trading	73.4	49.1	43.3
Equity securities	119.2	68.2	66.3
Mortgage loans	883.5	802.4	761.7
Real estate	130.3	175.1	177.2
Policy loans	45.9	44.1	41.3
Cash and cash equivalents	198.8	267.1	196.6
Derivatives	21.1	94.3	38.6
Other	537.8	491.6	496.1
Total	4,990.2	4,720.4	4,330.0
Investment expenses	(259.7)	(271.2)	(238.1)
Net investment income	$4,730.5	$4,449.2	$4,091.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$11.4	$13.1	$51.4
Gross losses	(58.6)	(61.0)	(141.7)
Net credit losses (1)	(41.6)	(21.7)	(26.2)
Hedging, net (2)	23.6	(11.5)	2.2
Fixed maturities, trading (3)	0.8	1.6	(8.6)
Equity securities (4)	119.3	128.4	64.0
Mortgage loans (5)	(53.9)	(101.3)	(134.5)
Derivatives (2)	(46.6)	14.9	(34.1)
Other	73.3	10.2	155.3
Net realized capital gains (losses)	$27.7	$(27.3)	$(72.2)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $1.7 million, $0.7 million and $(9.6) million for the years ended December 31, 2025, 2024 and 2023, respectively. This excludes $8.2 million, $1.7 million and $2.9 million in unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023, respectively, that were reported in market risk benefit remeasurement (gain) loss and $(5.4) million, $2.0 million and $6.8 million of unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $45.7 million, $106.9 million and $73.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. This excludes $67.2 million, $37.9 million and $34.7 million of unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023, respectively, that were reported in net investment income and $0.0 million, $0.0 million and $1.7 million of unrealized gains (losses) for the years ended December 31, 2025, 2024 and 2023, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(5)	Net realized capital gains (losses) on mortgage loans include losses related to the deconsolidation of residential mortgage loan trusts in 2023.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $2,777.4 million, $3,346.4 million and $5,392.7 million in 2025, 2024 and 2023, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

December 31, 2025

4. Investments – (continued)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the year ended December 31, 2025
					Residential
					mortgage-
					backed	Commercial
	U.S.		States and		pass-	mortgage-	Collateralized	Other
	government	Non-U.S.	political		through	backed	debt	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	obligations (1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$18.5	$—	$—	$—	$0.2	$18.7
Additions for credit losses not previously recorded	0.1	—	—	22.4	—	1.5	0.1	0.1	24.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	0.1	—	(0.1)	(0.1)	0.1	—
Write-offs charged against allowance	—	—	—	(16.2)	—	—	—	—	(16.2)
Foreign currency translation adjustment	—	—	—	0.2	—	—	—	—	0.2
Ending balance	$0.1	$—	$—	$25.0	$—	$1.4	$—	$0.4	$26.9

Accrued interest written off to net investment income	$—	$—	$—	$0.4	$—	$—	$—	$—	$0.4

	For the year ended December 31, 2024
					Residential
					mortgage-
					backed	Commercial
	U.S.		States and		pass-	mortgage-	Collateralized	Other
	government	Non-U.S.	political		through	backed	debt	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	obligations (1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$4.6	$—	$—	$—	$0.1	$4.7
Additions for credit losses not previously recorded	—	—	—	16.1	—	—	—	0.1	16.2
Reductions for securities sold during the period	—	—	—	(0.3)	—	—	—	—	(0.3)
Write-offs charged against allowance	—	—	—	(1.6)	—	—	—	—	(1.6)
Foreign currency translation adjustment	—	—	—	(0.3)	—	—	—	—	(0.3)
Ending balance	$—	$—	$—	$18.5	$—	$—	$—	$0.2	$18.7

Accrued interest written off to net investment income	$—	$—	$—	$1.0	$—	$—	$—	$—	$1.0

	For the year ended December 31, 2023
					Residential
					mortgage-
					backed	Commercial
	U.S.		States and		pass-	mortgage-	Collateralized	Other
	government	Non-U.S.	political		through	backed	debt	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	obligations (1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additions for credit losses not previously recorded	—	—	—	8.2	—	—	—	—	8.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(7.5)	—	—	—	—	(7.5)
Write-offs charged against allowance	—	—	—	(3.8)	—	—	—	—	(3.8)
Ending balance	$—	$—	$—	$4.6	$—	$—	$—	$0.1	$4.7

Accrued interest written off to net investment income	$—	$—	$—	$0.1	$—	$—	$—	$—	$0.1
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

Available-For-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2025
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$484.1	$11.0	$734.1	$257.1	$1,218.2	$268.1
Non-U.S. governments	12.8	0.3	310.9	54.3	323.7	54.6
States and political subdivisions	639.4	8.9	4,903.5	1,003.0	5,542.9	1,011.9
Corporate	1,889.9	95.7	19,474.6	2,970.8	21,364.5	3,066.5
Residential mortgage-backed pass- through securities	201.2	0.7	1,147.6	117.3	1,348.8	118.0
Commercial mortgage-backed securities	342.0	2.5	3,465.9	301.6	3,807.9	304.1
Collateralized debt obligations (2)	1,919.9	4.7	20.2	5.0	1,940.1	9.7
Other debt obligations	567.0	1.9	3,514.2	387.2	4,081.2	389.1
Total fixed maturities, available-for-sale	$6,056.3	$125.7	$33,571.0	$5,096.3	$39,627.3	$5,222.0
(1)

Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $38,748.0 million in available-for-sale fixed maturities with gross unrealized losses of $5,149.9 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 88 (carrying value/amortized cost) as of December 31, 2025. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2025, primarily due to a decrease in interest rates, which was partially offset by a widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 870 securities with a carrying value of $5,888.1 million and unrealized losses of $117.8 million reflecting an average price of 98 as of December 31, 2025. Of this portfolio, 93% was investment grade (rated AAA through BBB-) as of December 31, 2025, with associated unrealized losses of $96.7 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 5,758 securities with a carrying value of $32,859.9 million and unrealized losses of $5,032.1 million as of December 31, 2025. The average credit rating of this portfolio was A with an average price of 87 as of December 31, 2025. Of the $5,032.1 million in unrealized losses, the corporate sector accounts for $2,919.0 million in unrealized losses with an average price of 87 and an average credit rating of A-. Furthermore, unrealized losses include $996.0 million within the states and political subdivisions sector with an average price of 83 and an average credit rating of AA-; $356.7 million within the collateralized mortgage obligation security sector with an average price of 87 and an average credit rating of AA+; and $301.0 million within the CMBS sector with an average price of 92 and an average credit rating of AA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of December 31, 2025. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

December 31, 2025

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

	December 31, 2025	December 31, 2024

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(4,081.8)	$(5,942.5)
Net unrealized gains (losses) on derivative instruments	(40.0)	66.1
Adjustments for assumed changes in amortization patterns	4.2	5.1
Adjustments for assumed changes in policyholder liabilities	21.2	12.2
Net unrealized losses on other investments and noncontrolling interest adjustments	(58.3)	(52.5)
Provision for deferred income tax benefits	893.7	1,270.5
Net unrealized losses on available-for-sale securities and derivative instruments	$(3,261.0)	$(4,641.1)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,568.5	$1,315.6	$900.9	$1,079.7	$1,738.8	$6,878.7	$13,482.2
BBB+ thru BBB-	200.9	189.7	151.6	172.1	116.2	1,187.9	2,018.4
BB+ thru BB-	111.0	64.2	109.5	215.8	11.1	120.7	632.3
B+ and below	—	—	32.4	—	—	352.8	385.2
Total	$1,880.4	$1,569.5	$1,194.4	$1,467.6	$1,866.1	$8,540.1	$16,518.1

Direct financing leases:
A- and above	$—	$—	$—	$32.7	$11.7	$213.1	$257.5
BBB+ thru BBB-	—	10.6	—	94.5	22.0	97.5	224.6
BB+ thru BB-	—	—	2.1	0.5	5.6	32.2	40.4
B+ and below	44.6	—	—	—	9.4	—	54.0
Total	$44.6	$10.6	$2.1	$127.7	$48.7	$342.8	$576.5

Residential mortgage loans:
Performing	$1,304.3	$366.3	$381.3	$919.1	$1,137.6	$564.3	$4,672.9
Non-performing	—	1.3	5.3	8.1	6.9	3.4	25.0
Total excluding portfolio layer method basis adjustments	$1,304.3	$367.6	$386.6	$927.2	$1,144.5	$567.7	4,697.9
Unallocated portfolio layer method basis adjustment (1)							(3.7)
Total							$4,694.2

Other loans:
Performing	$123.1	$28.4	$27.9	$—	$—	$—	$179.4
Non-performing	1.4	3.6	1.5	—	—	—	6.5
Total	$124.5	$32.0	$29.4	$—	$—	$—	$185.9

Reinsurance recoverable and deposit receivable							$19,003.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

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

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $65.2 million, $1.5 million, $20.0 million and $1.4 million, respectively, as of December 31, 2025, and $69.2 million, $1.2 million, $12.0 million and $1.3 million, respectively, as of December 31, 2024.

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

December 31, 2025

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

The amortized cost of financing receivables on non-accrual status was as follows:

	December 31, 2025
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$70.5	$58.4	$—
Residential mortgage loans	15.6	19.9	7.0
Other loans	—	6.4	6.4
Total	$86.1	$84.7	$13.4

	December 31, 2024
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$58.4	$70.5	$—
Residential mortgage loans	10.2	15.6	—
Total	$68.6	$86.1	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

Interest income recognized on non-accrual financing receivables was as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Commercial mortgage loans	$0.2	$0.8	$1.2
Residential mortgage loans	0.6	0.1	—
Total	$0.8	$0.9	$1.2

The aging of our financing receivables, based on amortized cost, was as follows:

	December 31, 2025
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$5.9	$1.4	$101.0	$108.3	$16,409.8	$16,518.1	$42.6
Direct financing leases	3.9	0.9	—	4.8	571.7	576.5	—
Residential mortgage loans (2)	64.8	20.3	26.3	111.4	4,586.5	4,697.9	12.1
Other loans	2.3	1.5	8.4	12.2	173.7	185.9	2.0
Total	$76.9	$24.1	$135.7	$236.7	$21,741.7	$21,978.4	$56.7

	December 31, 2024
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$70.3	$2.2	$26.3	$98.8	$16,973.9	$17,072.7	$—
Direct financing leases	3.6	—	—	3.6	559.4	563.0	—
Residential mortgage loans (2)	54.4	14.9	23.5	92.8	3,523.0	3,615.8	9.5
Other loans	2.1	1.8	1.6	5.5	140.8	146.3	1.4
Total	$130.4	$18.9	$51.4	$200.7	$21,197.1	$21,397.8	$10.9
(1)	As of both December 31, 2025 and December 31, 2024, no reinsurance recoverables or deposit receivables were considered past due.
(2)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

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

December 31, 2025

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

December 31, 2025

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

A rollforward of our valuation allowance was as follows:

	For the year ended December 31, 2025
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$188.6	$3.0	$7.3	$3.3	$202.2
Provision	54.9	5.3	4.6	(0.1)	64.7
Charge-offs	(56.9)	—	(0.2)	—	(57.1)
Recoveries	0.5	—	4.8	—	5.3
Foreign currency translation adjustment	0.3	0.6	0.1	—	1.0
Ending balance	$187.4	$8.9	$16.6	$3.2	$216.1
Accrued interest income written off to net investment income	$3.9	$—	$—	$—	$3.9

	For the year ended December 31, 2024
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$128.8	$0.9	$6.7	$3.2	$139.6
Provision	111.5	2.4	—	0.1	114.0
Charge-offs	(51.4)	—	(0.2)	—	(51.6)
Recoveries	—	—	0.9	—	0.9
Foreign currency translation adjustment	(0.3)	(0.3)	(0.1)	—	(0.7)
Ending balance	$188.6	$3.0	$7.3	$3.3	$202.2
Accrued interest income written off to net investment income	$0.3	$—	$—	$—	$0.3

	For the year ended December 31, 2023
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$86.8
Provision	51.0	0.3	0.1	0.5	51.9
Charge-offs	—	—	(0.4)	—	(0.4)
Recoveries	—	—	1.4	—	1.4
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Ending balance	$128.8	$0.9	$6.7	$3.2	$139.6
Accrued interest income written off to net investment income	$—	$—	$—	$—	$—

For the years ended December 31, 2025, 2024 and 2023, no allowance was recorded for other loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Commercial mortgage loans:
Purchased	$77.0	$126.7	$109.2
Sold	260.0	148.1	12.1
Residential mortgage loans:
Purchased (1)	1,613.4	382.6	554.7
Sold	28.3	29.1	115.9
(1)	2025 includes mortgages purchased as part of a new investment focus. 2023 includes mortgage loans purchased by residential mortgage loan VIEs.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2025		December 31, 2024
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$440.8	2.7%	$347.2	2.0%
Middle Atlantic	4,402.6	26.6	4,714.9	27.7
East North Central	463.2	2.8	591.0	3.5
West North Central	284.4	1.7	394.0	2.3
South Atlantic	3,068.4	18.6	2,987.7	17.5
East South Central	366.4	2.2	417.7	2.4
West South Central	1,422.2	8.6	1,310.5	7.7
Mountain	1,217.9	7.4	979.5	5.7
Pacific	4,327.1	26.2	4,851.9	28.4
International	525.1	3.2	478.3	2.8
Total	$16,518.1	100.0%	$17,072.7	100.0%

Property type distribution
Office	$2,798.3	16.9%	$3,182.9	18.5%
Retail	1,580.0	9.6	1,476.9	8.7
Industrial	4,288.0	26.0	4,364.5	25.6
Apartments	6,976.9	42.2	7,220.4	42.3
Hotel	31.0	0.2	65.0	0.4
Mixed use/other	843.9	5.1	763.0	4.5
Total	$16,518.1	100.0%	$17,072.7	100.0%

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

December 31, 2025

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

We did not have any significant mortgage loans that were modified for the years ended December 31, 2025, 2024 and 2023.

Real Estate

Depreciation expense on invested real estate was $67.0 million, $69.5 million and $69.9 million in 2025, 2024 and 2023, respectively. Accumulated depreciation was $975.9 million and $925.2 million as of December 31, 2025 and 2024, respectively.

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

	December 31,
	2025	2024

	(in millions)
Total assets	$245,972.1	$222,907.6
Total liabilities	107,265.9	87,104.7
Total equity	$138,706.2	$135,802.9
Net investment in unconsolidated entities (1)	$4,881.8	$3,965.7

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Total revenues	$36,794.2	$22,609.3	$12,449.3
Net income (loss)	14,473.1	9,765.6	(2,674.2)
Our share of net income of unconsolidated entities (1)	437.1	305.1	314.9
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include direct financing leases and other loans. See the captions “Financing Receivables” and “Financing Receivables Valuation Allowance” for further details related to our valuation of direct financing leases and other loans.

Furthermore, other investments include $1,355.5 million and $1,273.5 million of cash surrender value of company owned life insurance as of December 31, 2025 and 2024, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $838.4 million and $667.7 million as of December 31, 2025 and 2024, respectively.

Securities Posted as Collateral

As of December 31, 2025 and 2024, we posted $6,587.5 million and $6,748.8 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2025 and 2024, we posted $3,610.4 million and $3,636.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2025 and 2024, $485.0 million and $206.0 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
December 31, 2025
Derivative assets	$1,224.5	$(331.7)	$(881.6)	$11.2
Reverse repurchase agreements	57.5	—	(57.5)	—
Total	$1,282.0	$(331.7)	$(939.1)	$11.2
December 31, 2024
Derivative assets	$648.2	$(254.8)	$(392.1)	$1.3
Reverse repurchase agreements	120.4	—	(120.4)	—
Total	$768.6	$(254.8)	$(512.5)	$1.3
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

4. Investments – (continued)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
December 31, 2025
Derivative liabilities	$552.0	$(331.7)	$(209.1)	$11.2
December 31, 2024
Derivative liabilities	$506.0	$(254.8)	$(239.4)	$11.8
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2025 and December 31, 2024.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

Interest rate forwards, including bond forwards and treasury forwards, are contracts to take delivery of a fixed income security at a specified price at a future date. Bond forwards and treasury forwards deliver corporate or municipal and U.S. Treasury bonds, respectively. At inception of certain treasury forward contracts we do not intend to take physical delivery. We intend to take delivery of the bond forwards referencing corporate, municipal and certain treasury bonds. Treasury forwards are used to hedge against changes in the value of the GMWB MRB and to more closely match the interest rate characteristics of assets and liabilities. Bond forwards are used to gain leverage through synthetic exposure during the forward period and fix the purchase price of a bond at a specified date in future.

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

December 31, 2025

5. Derivative Financial Instruments – (continued)

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

December 31, 2025

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

We posted $491.1 million and $533.7 million in cash and securities under collateral arrangements as of December 31, 2025 and December 31, 2024, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2025 and December 31, 2024, was $546.9 million and $472.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $491.1 million and $533.7 million as of December 31, 2025 and December 31, 2024, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2025, we would be required to post up to an additional $121.1 million of collateral to our counterparties.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

5. Derivative Financial Instruments – (continued)

As of December 31, 2025 and December 31, 2024, we had received $787.6 million and $358.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	December 31, 2025	December 31, 2024

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$60,267.1	$60,776.6
Interest rate options	3,578.0	4,735.0
Interest rate futures	1,994.7	845.0
Interest rate forwards	1,687.0	2,125.6
Foreign exchange contracts:
Currency swaps	3,538.7	2,883.8
Currency forwards	914.6	981.2
Equity contracts:
Equity options	7,449.3	4,380.1
Equity futures	1,699.1	852.5
Total return swaps	499.6	775.3
Credit contracts:
Credit default swaps	531.0	375.0
Total return swaps	500.0	250.0
Other contracts:
Embedded derivatives	24,650.7	22,592.0
Total notional amounts at end of period	$107,309.8	$101,572.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$13.2	$10.0
Interest rate options	4.0	28.1
Interest rate forwards	1.1	—
Foreign exchange contracts:
Currency swaps	190.0	191.4
Currency forwards	30.0	7.6
Equity contracts:
Equity options	971.5	388.1
Total return swaps	—	20.8
Credit contracts:
Credit default swaps	3.4	4.0
Total return swaps	18.8	14.3
Total gross credit exposure	1,232.0	664.3
Less: collateral received	923.7	450.3
Net credit exposure	$308.3	$214.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$69.8	$83.0
Foreign exchange contracts	144.6	170.4	138.8	20.7
Total derivatives designated as hedging instruments	$144.6	$170.4	$208.6	$103.7

Derivatives not designated as hedging instruments
Interest rate contracts	$16.9	$35.4	$136.0	$246.9
Foreign exchange contracts	70.3	20.0	9.4	34.8
Equity contracts	971.5	405.0	191.6	119.8
Credit contracts	21.2	17.4	6.4	1.0
Other contracts	—	—	(1,223.2)	(2,436.1)
Total derivatives not designated as hedging instruments	1,079.9	477.8	(879.8)	(2,033.6)

Total derivative instruments	$1,224.5	$648.2	$(671.2)	$(1,929.9)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $1,410.2 million and $578.4 million as of December 31, 2025 and December 31, 2024, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(2,633.4) million and $(3,014.5) million as of December 31, 2025 and December 31, 2024, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2025 and December 31, 2024, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
AA	$96.7	$1.0	$96.7	6.4
A	219.3	(3.2)	219.3	7.2
BBB	130.0	2.3	130.0	1.5
Total single name credit default swaps	446.0	0.1	446.0	5.3

Single name total return swaps
Government/municipalities
AAA	40.0	1.2	40.0	29.6
AA	195.0	3.5	195.0	20.5
A	210.0	9.5	210.0	21.6
BBB	55.0	1.8	55.0	15.3
Total single name total return swaps	500.0	16.0	500.0	21.1

Total credit derivatives sold	$946.0	$16.1	$946.0	13.7

	December 31, 2024
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.2	$40.0	0.5
BBB	160.0	3.6	160.0	2.1
Sovereign
A	20.0	0.1	20.0	0.5
Total single name credit default swaps	220.0	3.9	220.0	1.7

Single name total return swaps
Government/municipalities
AAA	40.0	2.3	40.0	30.6
AA	130.0	6.4	130.0	26.5
A	80.0	4.8	80.0	30.7
Total single name total return swaps	250.0	13.5	250.0	28.5

Total credit derivatives sold	$470.0	$17.4	$470.0	15.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$2,741.8	$3,208.4	$(15.8)	$(33.1)
Discontinued hedging relationships	782.9	528.6	(6.2)	(7.0)
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,524.7	$3,737.0	$(22.0)	$(40.1)

Mortgage loans (2):
Active hedging relationships	$1,471.5	$1,707.1	$(3.6)	$(8.4)
Discontinued hedging relationships	345.0	—	1.2	—
Total mortgage loans in active or discontinued hedging relationships	$1,816.5	$1,707.1	$(2.4)	$(8.4)

Investment contracts:
Active hedging relationships	$3,743.8	$2,769.6	$35.4	$(22.0)
Total investment contracts in active or discontinued hedging relationships	$3,743.8	$2,769.6	$35.4	$(22.0)
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2,303.5 million and $2,849.3 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(16.9) million and $(55.7) million, respectively, and the amount of the designated hedged items were $970.0 million and $1,160.0 million, respectively.
(2)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1,471.5 million and $1,707.1 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(3.7) million and $(8.4) million, respectively, and the amount of the designated hedged items were $220.0 million and $220.0 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, $2.2 million, $(0.9) million and $(1.8) million, respectively, of the derivative instruments’ gains (losses) were excluded from the assessment of hedge effectiveness.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

5. Derivative Financial Instruments – (continued)

Cash Flow Hedges

We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and have used them to eliminate the variability in cash flows of liabilities.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 1.2 years. As of December 31, 2025, we had $15.5 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2025	2024	2023

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$15.5	$(10.8)	$30.4
Interest rate contracts	Investment contracts	—	(9.0)	(11.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	(119.6)	92.2	(64.0)
Total		$(104.1)	$72.4	$(44.6)

We expect to reclassify net gains of $32.8 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

5. Derivative Financial Instruments – (continued)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2025
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-for-sale	available-	investment
	and mortgage loans	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$4,730.5	$27.7	$8,564.5

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$51.2	$—	$57.4
Loss recognized on derivatives	(51.6)	—	(59.0)
Amortization of hedged item basis adjustments	3.5	—	—
Amounts related to periodic settlements on derivatives	36.3	—	(18.4)

Foreign exchange contracts:
Gain recognized on hedged item	—	25.1	—
Loss recognized on derivatives	—	(25.1)	—
Amounts related to periodic settlements on derivatives	3.1	—	—
Total gain (loss) recognized for fair value hedging relationships	$42.5	$—	$(20.0)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$2.4	$—	$(0.2)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	2.0	—
Amounts related to periodic settlements on derivatives	(0.6)	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	1.4	—
Amounts related to periodic settlements on derivatives	33.9	—	—
Total gain (loss) recognized for cash flow hedging relationships	$35.7	$3.4	$(0.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

5. Derivative Financial Instruments – (continued)

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

December 31, 2025

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

	Amount of gain (loss) recognized
	in AOCI on derivatives
	for the year ended December 31,
Derivatives in net investment hedging relationships	2025	2024	2023

	(in millions)
Foreign exchange contracts	$(3.3)	$3.5	$(0.7)
Total	$(3.3)	$3.5	$(0.7)

No gains or losses on net investment hedges were reclassified from AOCI into net realized capitals gains (losses) for the years ended December 31, 2025, 2024 and 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

5. Derivative Financial Instruments – (continued)

Derivatives Not Designated as Hedging Instruments

We use futures, certain swaps, option collars, options and forwards in effective economic hedges that have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations. However, the change in fair value of the funds withheld embedded derivative is separately reported on the consolidated statements of operations. Additionally, mark-to-market gains and losses as well as periodic and final settlements for derivatives used to hedge market risk benefits are reported in market risk benefit (gain) loss on the consolidated statements of operations.

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 12, Reinsurance, for further details.

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2025	2024	2023

	(in millions)
Interest rate contracts	$(261.0)	$(159.6)	$(61.4)
Foreign exchange contracts	32.0	(30.4)	(40.0)
Equity contracts	266.0	55.0	(144.1)
Credit contracts	7.8	16.3	4.1
Other contracts (1)	(1,212.9)	(15.5)	(1,154.9)
Total	$(1,168.1)	$(134.2)	$(1,396.3)
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2025 and 2024, the PDO was $0.0 million and $0.0 million, respectively.

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Closed Block liabilities
Future policy benefits and claims	$2,715.3	$2,850.0
Other policyholder funds	4.4	4.4
Policyholder dividends payable	153.7	155.1
Income taxes currently payable	0.1	1.3
Other liabilities	29.5	27.6
Total Closed Block liabilities	2,903.0	3,038.4

Assets designated to the Closed Block
Fixed maturities, available-for-sale	1,758.9	1,752.0
Fixed maturities, trading	0.6	0.7
Equity securities	0.9	0.9
Mortgage loans	359.2	413.3
Policy loans	329.4	353.6
Other investments	54.1	61.2
Total investments	2,503.1	2,581.7
Cash and cash equivalents	54.2	—
Accrued investment income	30.8	32.3
Reinsurance recoverable and deposit receivable	2.8	3.5
Deferred tax asset	7.9	51.6
Other assets	0.6	2.0
Total assets designated to the Closed Block	2,599.4	2,671.1
Excess of Closed Block liabilities over assets designated to the Closed Block	303.6	367.3
Amounts included in accumulated other comprehensive income	(25.6)	(66.2)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$278.0	$301.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

6. Closed Block – (continued)

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Revenues
Premiums and other considerations	$153.8	$153.0	$166.1
Net investment income	127.6	130.6	127.3
Net realized capital gains (losses)	1.1	(11.2)	(10.0)
Total revenues	282.5	272.4	283.4

Expenses
Benefits, claims and settlement expenses	163.3	151.1	161.6
Dividends to policyholders	89.3	97.4	86.8
Operating expenses	1.9	1.9	2.6
Total expenses	254.5	250.4	251.0
Closed Block revenues, net of Closed Block expenses, before income taxes	28.0	22.0	32.4
Income taxes	4.9	4.2	6.1
Closed Block revenues, net of Closed Block expenses and income taxes	23.1	17.8	26.3
Funding adjustments and other transfers	—	0.7	(1.4)
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$23.1	$18.5	$24.9

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Beginning of year	$301.1	$319.6	$344.5
End of year	278.0	301.1	319.6
Change in maximum future earnings	$(23.1)	$(18.5)	$(24.9)

Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

DAC amortization expense of $400.0 million, $392.5 million and $389.8 million related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	December 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$528.9	$515.5
Individual variable annuities	385.3	323.4
Pension risk transfer	24.8	21.1
Individual fixed deferred annuities	66.9	84.2
Investment only	10.6	13.0
Total Retirement and Income Solutions	1,016.5	957.2
Benefits and Protection:
Specialty Benefits:
Individual disability	714.8	696.9
Life Insurance:
Universal life	1,514.3	1,527.7
Term life	723.5	710.8
Participating life	71.0	77.8
Total Benefits and Protection	3,023.6	3,013.2
Short-duration contracts	30.2	30.6
Other balances (1)	1.3	5.9
Total DAC per consolidated statements of financial position	$4,071.6	$4,006.9
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

7. Deferred Acquisition Costs and Other Actuarial Balances – (continued)

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2024	$506.4	$279.5	$15.4	$106.1	$11.5
Costs deferred	47.7	72.7	6.6	—	6.5
Amortized to expense	(38.6)	(28.8)	(0.9)	(21.9)	(5.0)
Balances as of December 31, 2024	515.5	323.4	21.1	84.2	13.0
Costs deferred	50.9	96.9	5.0	—	2.6
Amortized to expense	(37.5)	(35.0)	(1.3)	(17.3)	(5.0)
Balances as of December 31, 2025	$528.9	$385.3	$24.8	$66.9	$10.6

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2024	$667.7	$1,545.3	$695.1	$84.7
Costs deferred	79.0	76.7	78.3	1.7
Amortized to expense	(49.8)	(94.3)	(62.6)	(8.6)
Balances as of December 31, 2024	696.9	1,527.7	710.8	77.8
Costs deferred	71.9	81.2	75.6	1.2
Amortized to expense	(54.0)	(94.6)	(62.9)	(8.0)
Balances as of December 31, 2025	$714.8	$1,514.3	$723.5	$71.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025	December 31, 2024

	(in millions)
Benefits and Protection – Life Insurance:
Universal life	$532.9	$510.1
Other balances (1)	—	5.3
Total unearned revenue liability	$532.9	$515.4
(1)	Includes insignificant balances for long-duration contracts.

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	(in millions)
Balance at beginning of period	$510.1	$485.5
Deferrals	56.0	56.1
Revenue recognized	(33.2)	(31.5)
Balance at end of period	532.9	510.1
Reinsurance impact	(215.6)	(220.8)
Balance at end of period after reinsurance	$317.3	$289.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

As of December 31, 2025 and December 31, 2024, the separate accounts included a separate account valued at $81.7 million and $79.8 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Fixed maturities:
U.S. government and agencies	$10,027.9	$7,537.1
Non-U.S. governments	9,122.1	8,461.5
States and political subdivisions	162.3	170.1
Corporate	13,404.2	12,590.9
Residential mortgage-backed pass-through securities	3,484.1	3,746.0
Commercial mortgage-backed securities	261.2	201.4
Other debt obligations	408.0	594.1
Total fixed maturities	36,869.8	33,301.1
Equity securities	141,251.0	126,575.0
Real estate	445.9	441.3
Other investments	8,848.3	8,160.2
Cash and cash equivalents	5,135.4	4,021.7
Other assets	1,072.2	827.8
Total separate account assets per consolidated statements of financial position	$193,622.6	$173,327.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

8. Separate Account Balances – (continued)

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	December 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$136,674.3	$125,103.1
Individual variable annuities	7,364.9	8,334.9
Total Retirement and Income Solutions	144,039.2	133,438.0
Principal Asset Management – International Pension:
Latin America:
Pension	41,450.5	32,802.2
Benefits and Protection - Life Insurance:
Universal life	7,807.9	6,806.7
Other balances (1)	325.0	280.2
Total separate account liabilities per consolidated statements of financial position	$193,622.6	$173,327.1
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

8. Separate Account Balances – (continued)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the year ended		For the year ended
	December 31, 2025		December 31, 2024
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$125,103.1	$8,334.9	$117,518.5	$9,131.9
Premiums and deposits (1)	15,458.7	157.1	16,573.1	344.5
Policy charges	(344.1)	(166.6)	(365.6)	(197.6)
Surrenders, withdrawals and benefit payments (1)	(17,649.8)	(1,790.0)	(19,191.4)	(1,977.7)
Investment performance	15,664.0	850.5	14,632.1	1,079.0
Net transfers (to) from general account (1)	(1,433.1)	(21.0)	(4,148.3)	(2.1)
Other (2)	(124.5)	—	84.7	(43.1)
Balance at end of period	$136,674.3	$7,364.9	$125,103.1	$8,334.9

Cash surrender value (3)	$135,606.1	$7,265.2	$123,965.4	$8,219.1
(1)

Within the policyholder account balances rollforwards in Note 9, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.

(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – International Pension

The balances and the changes in separate account liabilities for Latin America – Pension were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	(in millions)
Balance at beginning of period	$32,802.2	$34,580.6
Premiums and deposits	3,546.2	3,347.7
Policy charges	(17.7)	(16.6)
Surrenders, withdrawals and benefit payments	(3,962.7)	(3,638.0)
Investment performance	5,392.1	2,890.1
Other	2.7	22.8
Foreign currency translation adjustment	3,687.7	(4,384.4)
Balance at end of period	$41,450.5	$32,802.2

Cash surrender value	$41,450.5	$32,802.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

8. Separate Account Balances – (continued)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	(in millions)
Balance at beginning of period	$6,806.7	$5,982.5
Premiums and deposits (1)	572.7	557.2
Policy charges	(135.4)	(132.7)
Surrenders, withdrawals and benefit payments (1)	(374.4)	(492.2)
Investment performance	938.5	880.5
Net transfers (to) from general account (1)	(0.2)	11.4
Balance at end of period	$7,807.9	$6,806.7

Cash surrender value (2)	$7,873.6	$6,869.5
(1)	Within the policyholder account balances rollforwards in Note 9, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)

Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

9. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	December 31, 2025	December 31, 2024
		(As recast)
	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$15,808.1	$13,982.8
Individual variable annuities	4,273.0	1,906.7
Individual fixed deferred annuities	3,728.0	4,460.7
Total Retirement and Income Solutions	23,809.1	20,350.2
Benefits and Protection – Life Insurance:
Universal life	6,867.5	6,953.7
Corporate:
Inter-segment eliminations	(358.5)	(361.2)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	30,318.1	26,942.7

Reconciling items:
Investment contracts without significant fee revenue (1)	14,662.7	15,807.7
Other balances (2)	399.5	349.2
Total contractholder funds per consolidated statements of financial position	$45,380.3	$43,099.6
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

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2025 and 2024, $3,972.5 million and $3,976.5 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2025 and 2024, $75.7 million and $75.8 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2025 and 2024, $202.1 million and $202.0 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

9. Contractholder Funds – (continued)

Additionally, Principal Life established a funding agreements program in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In November 2025, the program was updated such that the special purpose entity may have outstanding medium term notes at any one time up to $10.0 billion. As of December 31, 2025 and 2024, $8,057.9 million and $8,335.8 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the United States Securities and Exchange Commission (“SEC”).

Policyholder Account Balances

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)
					(As recast)	(As recast)
	($ in millions)
Balance at beginning of period	$13,982.8	$1,906.7	$4,460.7	$12,721.5	$519.4	$5,534.1
Premiums and deposits	5,734.4	2,296.3	24.8	4,945.1	1,686.5	43.2
Policy charges	(36.7)	—	—	(36.7)	—	—
Surrenders, withdrawals and benefit payments	(4,206.8)	(1,927.4)	(878.5)	(3,791.8)	(2,098.2)	(1,255.7)
Net transfers from (to) separate account (2)	(162.1)	1,653.9	—	(220.5)	1,635.3	—
Interest credited	522.5	82.7	121.9	395.9	27.3	132.4
Change in fair value of embedded derivative	—	236.6	5.9	—	131.7	15.0
Other	(26.0)	24.2	(6.8)	(30.7)	4.7	(8.3)
Balance at end of period	$15,808.1	$4,273.0	$3,728.0	$13,982.8	$1,906.7	$4,460.7

Weighted-average crediting rate (3)	3.87%	3.37%	3.16%	3.26%	3.39%	3.09%
Cash surrender value (4)	$14,606.4	$4,123.4	$3,525.6	$12,524.6	$1,778.7	$4,208.5
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

9. Contractholder Funds – (continued)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
		(As recast)
	($ in millions)
Balance at beginning of period	$6,953.7	$6,934.3
Premiums and deposits	1,305.7	1,283.7
Policy charges	(886.0)	(877.1)
Surrenders, withdrawals and benefit payments	(587.7)	(591.7)
Net transfers from (to) separate account (1)	(198.1)	(76.4)
Interest credited	304.2	306.7
Change in fair value of embedded derivative	17.3	19.6
Other	(41.6)	(45.4)
Balance at end of period	6,867.5	6,953.7
Reinsurance impact	(3,045.1)	(3,232.8)
Balance at end of period after reinsurance	$3,822.4	$3,720.9

Weighted-average crediting rate (2)	4.11%	4.13%
Net amount at risk (3)	$86,094.5	$86,141.3
Cash surrender value (4)	$6,045.7	$6,052.5
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

December 31, 2025

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

	December 31, 2025
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$—	$—	$—
1.01% - 2.00%	—	2,700.0	—	741.4	—	3,441.4
2.01% - 3.00%	195.0	189.1	673.2	3,935.8	4,471.3	9,464.4
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	11.9	—	—	—	—	11.9
Subtotal	214.5	2,889.1	673.2	4,677.2	4,471.3	12,925.3
No GMIR						2,882.8
Total						$15,808.1

Individual variable annuities
Up to 1.00%	$14.8	$—	$—	$—	$—	$14.8
1.01% - 2.00%	3.9	—	—	—	—	3.9
2.01% - 3.00%	197.2	—	—	—	—	197.2
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	215.9	—	—	—	—	215.9
No GMIR						4,057.1
Total						$4,273.0

Individual fixed deferred annuities
Up to 1.00%	$166.2	$8.9	$25.7	$78.8	$969.1	$1,248.7
1.01% - 2.00%	66.8	0.2	3.1	21.8	7.6	99.5
2.01% - 3.00%	2,101.8	—	—	—	—	2,101.8
3.01% - 4.00%	133.4	—	—	—	—	133.4
4.01% and above	—	—	—	—	—	—
Subtotal	2,468.2	9.1	28.8	100.6	976.7	3,583.4
No GMIR						144.6
Total						$3,728.0

Benefits and Protection – Life Insurance
Universal life
Up to 1.00%	$—	$—	$—	$14.8	$31.2	$46.0
1.01% - 2.00%	239.6	—	344.3	621.7	458.0	1,663.6
2.01% - 3.00%	566.6	592.3	711.4	391.8	4.9	2,267.0
3.01% - 4.00%	1,552.7	55.6	28.6	112.7	3.3	1,752.9
4.01% and above	17.0	9.6	16.1	7.7	—	50.4
Subtotal	2,375.9	657.5	1,100.4	1,148.7	497.4	5,779.9
No GMIR						1,087.6
Total						$6,867.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

9. Contractholder Funds – (continued)

	December 31, 2024
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(As recast)
	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$1,041.7	$445.2	$1,486.9
1.01% - 2.00%	3,727.0	—	—	1,056.3	—	4,783.3
2.01% - 3.00%	4.6	186.9	1.8	2,900.0	2,740.1	5,833.4
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	13.9	—	—	—	—	13.9
Subtotal	3,753.1	186.9	1.8	4,998.0	3,185.3	12,125.1
No GMIR						1,857.7
Total						$13,982.8

Individual variable annuities
Up to 1.00%	$19.2	$—	$—	$—	$—	$19.2
1.01% - 2.00%	3.8	—	—	—	—	3.8
2.01% - 3.00%	231.5	—	—	—	—	231.5
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	254.5	—	—	—	—	254.5
No GMIR						1,652.2
Total						$1,906.7

Individual fixed deferred annuities
Up to 1.00%	$213.1	$27.5	$56.0	$196.9	$1,093.2	$1,586.7
1.01% - 2.00%	78.8	0.3	4.8	48.2	7.4	139.5
2.01% - 3.00%	2,416.4	—	—	—	—	2,416.4
3.01% - 4.00%	142.0	—	—	—	—	142.0
4.01% and above	—	—	—	—	—	—
Subtotal	2,850.3	27.8	60.8	245.1	1,100.6	4,284.6
No GMIR						176.1
Total						$4,460.7

Benefits and Protection – Life Insurance
Universal life
Up to 1.00%	$—	$—	$1.5	$14.9	$4.9	$21.3
1.01% - 2.00%	268.6	—	424.0	518.6	452.3	1,663.5
2.01% - 3.00%	646.0	632.2	771.9	368.7	6.3	2,425.1
3.01% - 4.00%	1,559.7	56.7	34.5	105.4	7.0	1,763.3
4.01% and above	23.5	2.5	7.0	18.9	—	51.9
Subtotal	2,497.8	691.4	1,238.9	1,026.5	470.5	5,925.1
No GMIR						1,028.6
Total						$6,953.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025	December 31, 2024

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$27,349.3	$24,958.1
Individual fixed income annuities	4,367.4	4,504.6
Total Retirement and Income Solutions	31,716.7	29,462.7
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities	4,600.5	4,126.9
Benefits and Protection:
Specialty Benefits:
Individual disability	1,994.2	1,829.0
Life Insurance:
Term life	1,515.7	1,248.0
Total Benefits and Protection	3,509.9	3,077.0
Corporate:
Long-term care insurance	166.7	164.8
Total liability for future policy benefits	39,993.8	36,831.4

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	6,604.8	6,037.2
Total additional liability for certain benefit features	6,604.8	6,037.2

Reconciling items:
Participating contracts	2,784.3	2,924.2
Short-duration contracts	1,205.2	1,267.4
Cost of reinsurance liability	971.4	958.1
Reinsurance recoverable liability	23.5	60.3
Other (3)	166.7	100.8
Future policy benefits and claims per consolidated statements of financial position	$51,749.7	$48,179.4
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Balance at beginning of period	$1,379.9	$1,405.9	$1,395.0
Less: reinsurance recoverable	61.2	67.8	68.6
Net balance at beginning of period	1,318.7	1,338.1	1,326.4
Incurred:
Current year	1,806.4	1,749.4	1,650.4
Prior years	(129.2)	(111.2)	(95.4)
Total incurred	1,677.2	1,638.2	1,555.0
Payments:
Current year	1,348.8	1,288.0	1,189.2
Prior years	367.3	369.6	354.1
Total payments	1,716.1	1,657.6	1,543.3
Net balance at end of period	1,279.8	1,318.7	1,338.1
Plus: reinsurance recoverable	62.6	61.2	67.8
Balance at end of period	$1,342.4	$1,379.9	$1,405.9

Incurred liability adjustments relating to prior years, which affected current operations during 2025, 2024 and 2023, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2025.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims

	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2025	2025

	($ in millions)
Incurral
year
2016	$229.8	$228.4	$219.4	$219.5	$214.4	$218.7	$221.9	$219.0	$218.0	$218.1	$0.1	6,173
2017		238.4	239.7	243.1	245.8	245.2	246.5	248.9	248.7	246.4	0.1	6,093
2018			239.4	245.1	239.2	239.8	235.3	238.0	241.9	241.1	0.1	5,786
2019				255.2	248.4	240.4	240.2	238.6	243.4	240.1	0.1	5,963
2020					252.1	231.0	221.1	217.7	211.3	210.6	0.1	5,947
2021						259.7	244.5	221.6	221.2	210.0	0.5	5,594
2022							274.3	240.5	227.6	222.6	6.1	5,660
2023								267.4	245.2	227.6	19.7	5,407
2024									263.9	239.0	3.5	4,421
2025										254.4	95.4	2,747
Total net incurred claims										$2,309.9

	Net cumulative paid claims (1)
	December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025

	(in millions)
Incurral
year
2016	$16.2	$70.6	$105.6	$124.9	$136.8	$147.2	$157.1	$165.3	$171.5	$177.2
2017		17.8	76.5	115.0	135.9	151.7	165.4	176.8	185.6	193.2
2018			20.1	79.9	115.7	135.7	150.3	163.3	173.3	182.1
2019				19.2	79.7	117.5	136.4	150.6	163.6	173.7
2020					20.6	78.8	113.1	130.0	140.8	150.4
2021						19.8	79.0	113.2	128.6	140.4
2022							19.6	76.6	111.4	127.9
2023								20.0	77.3	108.1
2024									24.5	81.3
2025										23.0
Total net paid claims										1,357.3
All outstanding liabilities for unpaid claims prior to 2016 net of reinsurance										250.0
Total outstanding liabilities for unpaid claims net of reinsurance										$1,202.6
(1)	2016-2024 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Dental, Vision, STD, Critical Illness, Accident, Hospital Indemnity and PFML Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2024	2025	2025	2025

	($ in millions)
Incurral year
2024	$1,129.3	$1,112.6	$—	4,989,358
2025		1,181.8	64.0	4,888,403
Total net incurred claims		$2,294.4

	Net cumulative
	paid claims (1)
	December 31,
	2024	2025

	(in millions)
Incurral year
2024	$1,039.9	$1,111.8
2025		1,094.6
Total net paid claims		2,206.4
All outstanding liabilities for unpaid claims prior to 2024 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$88.0
(1)	2024 unaudited.

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2024	2025	2025	2025

	($ in millions)
Incurral year
2024	$285.1	$291.8	$1.0	6,027
2025		294.1	31.8	5,230
Total net incurred claims		$585.9

	Net cumulative
	paid claims (1)
	December 31,
	2024	2025

	(in millions)
Incurral year
2024	$223.7	$289.5
2025		231.2
Total net paid claims		520.7
All outstanding liabilities for unpaid claims prior to 2024 net of reinsurance		2.3
Total outstanding liabilities for unpaid claims net of reinsurance		$67.5
(1)	2024 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2025
		Dental, Vision, STD,
		Critical Illness,
	LTD and Group Life	Accident, Hospital
	Waiver	Indemnity and PFML	Group Life	Consolidated

	(in millions)
Net outstanding liabilities for unpaid claims	$1,202.6	$88.0	$67.5	$1,358.1

Reconciling items:
Reinsurance recoverable on unpaid claims	31.8	—	0.9	32.7
Impact of discounting	(230.5)	—	—	(230.5)
Loss adjustment expense liability	17.1	4.3	9.3	30.7
Liability for unpaid claims - short-duration contracts	$1,021.0	$92.3	$77.7	1,191.0
Insurance contracts other than short-duration				151.4
Liability for unpaid claims				$1,342.4

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2025 (1)
		Dental, Vision, STD,
		Critical Illness,
	LTD and Group Life	Accident, Hospital
Year	Waiver	Indemnity and PFML	Group Life
1	8.7%	92.5%	77.9%
2	25.4	7.4	20.0
3	15.5
4	8.0
5	5.8
6	5.2
7	4.4
8	3.6
9	3.0
10	2.6
(1)	Unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

				Dental, Vision, STD,
				Critical Illness,
	LTD and Group Life			Accident, Hospital
	Waiver			Indemnity and PFML			Group Life

	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2025			$1,021.0			$92.3			$77.7
December 31, 2024			1,062.1			94.3			83.9
Range of discount rates
December 31, 2025	2.8	-	7.0%	—	-	—%	—	-	—%
December 31, 2024	2.8	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2025			$230.5			$—			$—
December 31, 2024			226.6			—			—
Interest accretion
For the year ended:
December 31, 2025			$36.7			$—			$—
December 31, 2024			34.7			—			—
December 31, 2023			34.7			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)			Interest accretion (2)
	For the year ended			For the year ended
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$2,959.3	$3,103.1	$2,905.9	$1,234.2	$1,135.1	$1,008.6
Individual fixed income annuities	31.0	46.6	42.5	197.2	208.4	219.1
Total Retirement and Income Solutions	2,990.3	3,149.7	2,948.4	1,431.4	1,343.5	1,227.7
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (3)	6.4	29.0	29.7	293.1	330.2	385.8
Benefits and Protection:
Specialty Benefits:
Individual disability	651.5	640.0	624.6	105.0	99.8	94.5
Life Insurance:
Universal life	718.6	715.3	681.8	282.4	253.3	209.2
Term life	693.6	673.3	649.1	66.6	57.0	48.2
Total Benefits and Protection	2,063.7	2,028.6	1,955.5	454.0	410.1	351.9
Corporate:
Long-term care insurance	5.2	4.9	5.1	9.4	9.3	9.6
Total per consolidated statements of operations	$5,065.6	$5,212.2	$4,938.7	$2,187.9	$2,093.1	$1,975.0
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

December 31, 2025

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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the year ended		For the year ended
	December 31, 2025		December 31, 2024
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$24,958.1	$4,504.6	$23,855.8	$4,914.1
Effect of changes in discount rate assumptions at beginning of period	1,938.8	420.4	1,036.1	296.7
Balance at beginning of period at original discount rate	26,896.9	4,925.0	24,891.9	5,210.8
Effect of changes in cash flow assumptions	—	—	(3.4)	(38.4)
Effect of actual variances from expected experience	(17.9)	2.3	(1.5)	(1.7)
Adjusted beginning of period balance at original discount rate	26,879.0	4,927.3	24,887.0	5,170.7
Interest accrual	1,234.2	197.2	1,135.1	208.4
Benefit payments	(2,442.8)	(490.0)	(2,238.1)	(500.2)
Issuances	2,973.2	30.5	3,112.9	46.1
Balance at end of period at original discount rate	28,643.6	4,665.0	26,896.9	4,925.0
Effect of changes in discount rate assumptions at end of period	(1,294.3)	(297.6)	(1,938.8)	(420.4)
Future policy benefits	27,349.3	4,367.4	24,958.1	4,504.6
Reinsurance impact	—	(4,310.3)	—	(4,469.4)
Future policy benefits after reinsurance	$27,349.3	$57.1	$24,958.1	$35.2

Weighted-average duration for future policy benefits (years) (1)	7.9	7.1	8.0	7.2
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Principal Asset Management – International Pension

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$4,126.9	$4,593.7
Effect of changes in discount rate assumptions at beginning of period	(368.4)	(351.8)
Balance at beginning of period at original discount rate	3,758.5	4,241.9
Effect of actual variances from expected experience	(0.4)	1.1
Adjusted beginning of period balance at original discount rate	3,758.1	4,243.0
Interest accrual (1)	293.1	330.2
Benefit payments	(335.6)	(326.7)
Issuances	6.4	29.4
Foreign currency translation adjustment	385.0	(517.4)
Balance at end of period at original discount rate	4,107.0	3,758.5
Effect of changes in discount rate assumptions at end of period	493.5	368.4
Future policy benefits	$4,600.5	$4,126.9

Weighted-average duration for future policy benefits (years) (2)	9.6	9.8
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the year ended		For the year ended
	December 31, 2025		December 31, 2024
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,680.6	$4,107.2	$2,552.3	$3,793.7
Effect of changes in discount rate assumptions at beginning of period	436.4	290.1	313.7	100.1
Balance at beginning of period at original discount rate	3,117.0	4,397.3	2,866.0	3,893.8
Effect of changes in cash flow assumptions	(22.5)	163.2	183.9	419.9
Effect of actual variances from expected experience	114.8	11.7	168.3	42.5
Adjusted beginning of period balance at original discount rate	3,209.3	4,572.2	3,218.2	4,356.2
Interest accrual	108.8	208.7	103.5	190.9
Net premiums collected	(298.0)	(418.8)	(289.1)	(390.8)
Issuances	70.5	228.5	84.4	241.0
Balance at end of period at original discount rate	3,090.6	4,590.6	3,117.0	4,397.3
Effect of changes in discount rate assumptions at end of period	(349.8)	(198.4)	(436.4)	(290.1)
Balance at end of period	$2,740.8	$4,392.2	$2,680.6	$4,107.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,509.6	$5,355.2	$4,450.7	$4,879.6
Effect of changes in discount rate assumptions at beginning of period	1,302.8	366.0	903.5	124.5
Balance at beginning of period at original discount rate	5,812.4	5,721.2	5,354.2	5,004.1
Effect of changes in cash flow assumptions	(42.6)	240.4	216.2	488.1
Effect of actual variances from expected experience	107.9	4.1	173.2	45.1
Adjusted beginning of period balance at original discount rate	5,877.7	5,965.7	5,743.6	5,537.3
Interest accrual	213.8	275.3	203.3	247.9
Benefit payments	(234.1)	(359.7)	(219.0)	(321.6)
Issuances	68.9	242.3	84.5	257.6
Balance at end of period at original discount rate	5,926.3	6,123.6	5,812.4	5,721.2
Effect of changes in discount rate assumptions at end of period	(1,191.3)	(215.7)	(1,302.8)	(366.0)
Balance at end of period	$4,735.0	$5,907.9	$4,509.6	$5,355.2

Future policy benefits (1)	$1,994.2	$1,515.7	$1,829.0	$1,248.0
Reinsurance impact	(430.0)	9.8	(412.1)	19.5
Future policy benefits after reinsurance	$1,564.2	$1,525.5	$1,416.9	$1,267.5

Weighted-average duration for future policy benefits (years) (2)	17.2	7.4	18.3	8.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of December 31, 2025 or December 31, 2024.

The balances and the changes in the additional liability for certain benefit features for Life Insurance – Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	($ in millions)
Balance at beginning of period	$6,037.2	$5,326.5
Effect of changes in cash flow assumptions	6.8	151.9
Effect of actual variances from expected experience	18.5	28.0
Interest accrual	282.4	253.3
Net assessments collected	430.6	425.2
Benefit payments	(170.7)	(147.7)
Balance at end of period	6,604.8	6,037.2
Reinsurance impact	(6,593.6)	(6,011.3)
Balance at end of period after reinsurance	$11.2	$25.9

Weighted-average duration for additional liability (years) (1)	21.6	23.3
(1)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

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

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$30.8	$42.8
Effect of changes in discount rate assumptions at beginning of period	(1.3)	(3.0)
Balance at beginning of period at original discount rate	29.5	39.8
Effect of changes in cash flow assumptions	3.3	(5.3)
Effect of actual variances from expected experience	0.3	(2.2)
Adjusted beginning of period balance at original discount rate	33.1	32.3
Interest accrual	1.8	1.9
Net premiums collected	(4.5)	(4.7)
Balance at end of period at original discount rate	30.4	29.5
Effect of changes in discount rate assumptions at end of period	2.0	1.3
Balance at end of period	$32.4	$30.8

Present value of expected future policy benefit payments
Balance at beginning of period	$195.6	$209.5
Effect of changes in discount rate assumptions at beginning of period	(8.8)	(20.0)
Balance at beginning of period at original discount rate	186.8	189.5
Effect of changes in cash flow assumptions	1.3	(1.2)
Effect of actual variances from expected experience	3.4	2.5
Adjusted beginning of period balance at original discount rate	191.5	190.8
Interest accrual	11.2	11.2
Benefit payments	(16.3)	(15.2)
Balance at end of period at original discount rate	186.4	186.8
Effect of changes in discount rate assumptions at end of period	12.7	8.8
Balance at end of period	$199.1	$195.6

Future policy benefits (1)	$166.7	$164.8
Reinsurance impact	(166.7)	(164.8)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	9.7	9.3
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

10. Future Policy Benefits and Claims – (continued)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	December 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$42,601.7	$39,532.3

Individual fixed income annuities
Expected undiscounted future benefit payments	$6,221.3	$6,622.6

Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$5,945.8	$5,509.1

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,683.8	$5,484.0
Expected undiscounted future gross premiums	$8,763.7	$8,680.0
Expected undiscounted future benefit payments	$9,951.7	$9,808.8

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,929.2	$6,651.2
Expected undiscounted future gross premiums	$11,960.4	$11,391.4
Expected undiscounted future benefit payments	$9,653.9	$8,970.7

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$37.4	$38.4
Expected undiscounted future gross premiums	$52.7	$55.7
Expected undiscounted future benefit payments	$363.1	$357.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	Interest accretion rate		Current discount rate
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Retirement and Income Solutions:
Pension risk transfer	4.70%	4.61%	5.28%	5.55%
Individual fixed income annuities	4.22%	4.22%	5.16%	5.50%
Principal Asset Management - International
Pension (1):
Latin America:
Individual fixed income annuities	4.19%	4.21%	2.78%	3.04%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.84%	3.89%	5.43%	5.64%
Life Insurance:
Universal life	4.74%	4.75%	See note (2)	See note (2)
Term life	4.81%	4.82%	4.91%	5.35%
Corporate:
Long-term care insurance	6.16%	6.16%	5.36%	5.58%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)

The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025			December 31, 2024
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$197.1	$66.9	$130.2	$199.5	$62.1	$137.4
Total MRB per consolidated statements of financial position	$197.1	$66.9	$130.2	$199.5	$62.1	$137.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

11. Market Risk Benefits – (continued)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

	($ in millions)
Balance at beginning of period	$137.4	$41.5
Effect of changes in nonperformance risk at beginning of period	19.0	7.7
Adjusted balance at beginning of period	156.4	49.2
Effect of:
Interest accrual and expected policyholder behavior	(62.8)	(66.8)
Benefit payments	—	0.6
Changes in interest rates	13.0	100.4
Changes in equity markets	53.1	92.4
Changes in equity index volatility	(8.3)	12.0
Actual policyholder behavior different from expected behavior	(3.9)	(12.7)
Changes in future expected policyholder behavior	—	(20.2)
Changes in other future expected assumptions	(0.3)	1.5
Adjusted balance at end of period	147.2	156.4
Effect of changes in nonperformance risk at end of period	(17.0)	(19.0)
Balance at end of period	$130.2	$137.4

Weighted-average attained age of policyholders (years) (1)	67.0	67.4
Net amount at risk (2)	$29.3	$46.8
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
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

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the year ended		For the year ended
	December 31, 2025		December 31, 2024
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Increased	Favorable
Equity market volatilities	Increased	Unfavorable	Decreased	Favorable
Own nonperformance risk	Increased	Favorable	Decreased	Unfavorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025		December 31, 2024
		Weighted-		Weighted-
	Range of inputs	Average	Range of inputs	Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.80 - 4.84%	4.82%	4.78 - 4.85%	4.81%
Long-term equity market volatility	17.80 - 38.80%	21.94%	18.10 - 35.53%	21.76%
Nonperformance risk	0.49 - 1.12%	0.95%	0.40 - 1.10%	0.89%
Lapse rate	0.90 - 55.00%	6.51%	0.90 - 55.00%	5.79%
(1)

Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2025 and 2024, we had $14,923.9 million and $14,592.6 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of December 31, 2025 and 2024, we had $23.5 million and $60.3 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial position. As of December 31, 2025 and 2024, $14,726.4 million, or 99%, and $14,371.7 million, or 99%, were with our five largest ceded reinsurers, respectively.

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Premiums and other considerations:
Direct	$7,330.3	$7,381.8	$6,962.2
Ceded	(549.9)	(531.6)	(491.3)
Net premiums and other considerations	$6,780.4	$6,850.2	$6,470.9
Benefits, claims and settlement expenses:
Direct	$10,239.8	$10,131.5	$9,365.4
Ceded (1)	(1,675.3)	(2,058.9)	(1,577.2)
Net benefits, claims and settlement expenses	$8,564.5	$8,072.6	$7,788.2
LFPB remeasurement (gain) loss:
Direct	$53.0	$252.7	$737.4
Ceded (1)	3.4	418.7	(789.0)
Net LFPB remeasurement (gain) loss	$56.4	$671.4	$(51.6)
(1)	Includes the one-time impact of YRT reinsurance transactions in 2024.

As of December 31, 2025 and December 31, 2024, we had a $4,076.2 million and $4,897.5 million reinsurance deposit receivable, respectively.

Refer to Note 4, Investments, for information on our financing receivables valuation allowance related to the reinsurance recoverable and deposit receivable.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025	December 31, 2024

	(in millions)
Cost of reinsurance asset	$3,103.2	$3,187.6

Cost of reinsurance liability	$971.4	$958.1

Cost of reinsurance amortization, including the impact of remeasurement, of $96.9 million, $631.6 million and $17.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations. The 2024 impacts of remeasurement include the one-time impact of YRT reinsurance transactions.

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown on the consolidated statements of financial position.

	December 31, 2025	December 31, 2024

	(in millions)
Fixed maturities, available-for-sale	$13,300.1	$13,519.6
Fixed maturities, trading	279.3	299.4
Equity securities	0.3	0.3
Mortgage loans	2,002.9	2,212.4
Other investments	1,708.7	1,142.8
Cash and cash equivalents	547.8	1,080.1
Accrued interest income	159.0	166.2
Net other liabilities	(89.2)	(99.4)
Net assets	$17,908.9	$18,321.4

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of December 31, 2025 and December 31, 2024, we had a $17,783.4 million and $18,103.7 million funds withheld payable, which was net of a $2,633.4 million and $3,014.5 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $(381.1) million, $447.4 million and $(1,085.7) million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

12. Reinsurance – (continued)

Following are the components of net investment income on the funds withheld assets that were passed to the reinsurer.

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Fixed maturities, available-for-sale	$753.8	$825.9	$856.9
Fixed maturities, trading	20.3	21.5	11.9
Equity securities	—	—	0.2
Mortgage loans	90.7	114.7	119.0
Cash and cash equivalents	33.4	52.8	57.9
Other	166.1	88.2	64.0
Total	1,064.3	1,103.1	1,109.9
Investment expenses	(25.4)	(35.8)	(23.7)
Net investment income	$1,038.9	$1,067.3	$1,086.2

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to the reinsurer.

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Fixed maturities, available-for-sale	$(53.8)	$(60.5)	$(229.7)
Fixed maturities, trading	(10.4)	—	(0.1)
Equity securities	—	—	(1.2)
Mortgage loans	(1.4)	(1.8)	(34.1)
Derivatives	(1.3)	0.2	7.2
Other	(4.0)	—	—
Net realized capital losses	$(70.9)	$(62.1)	$(257.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

13. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2025
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A.	Unsecured lines of credit		85.6	24.8
Principal International de Chile S.A.	Unsecured lines of credit		24.1	2.9
Total			$909.7	$27.7

			December 31, 2024
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A.	Unsecured lines of credit		77.0	31.1
Principal International de Chile S.A.	Unsecured lines of credit		21.8	2.6
Principal Credit Real Estate Income Trust	Secured subscription facility		126.0	119.0
Total			$1,024.8	$152.7

Our revolving credit facility is committed and available for general corporate purposes. This credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2025 and 2024. The weighted-average interest rate on short-term borrowings as of December 31, 2025 and 2024, was 6.3% and 7.6%, respectively.

The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

The secured subscription facility provided for revolving loans, up to a maximum aggregate availability of $150.0 million, which were secured by outstanding capital commitments of Principal Life and an unaffiliated insurance company. Borrowings were permitted for any purpose under the borrowers’ constituent documents and were required to be repaid within twelve months of issuance. The weighted-average interest rate on short-term borrowings as of December 31, 2024, was 6.84%.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

13. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2025
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.1% notes payable, due 2026	$350.0	$(0.4)	$349.6
4.111% notes payable, due 2028	400.0	(9.8)	390.2
3.7% notes payable, due 2029	500.0	(2.5)	497.5
2.125% notes payable, due 2030	600.0	(2.2)	597.8
5.375% notes payable, due 2033	400.0	(3.1)	396.9
6.05% notes payable, due 2036	505.6	(1.9)	503.7
4.625% notes payable, due 2042	300.0	(2.6)	297.4
4.35% notes payable, due 2043	300.0	(2.6)	297.4
4.3% notes payable, due 2046	300.0	(2.8)	297.2
5.5% notes payable, due 2053	300.0	(4.2)	295.8
Non-recourse mortgages and notes payable	2.9	(0.1)	2.8
Total long-term debt	$3,958.5	$(32.2)	$3,926.3

	December 31, 2024
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$(0.2)	$399.8
3.1% notes payable, due 2026	350.0	(0.7)	349.3
3.7% notes payable, due 2029	500.0	(3.1)	496.9
2.125% notes payable, due 2030	600.0	(2.8)	597.2
5.375% notes payable, due 2033	400.0	(3.5)	396.5
6.05% notes payable, due 2036	505.6	(2.0)	503.6
4.625% notes payable, due 2042	300.0	(2.7)	297.3
4.35% notes payable, due 2043	300.0	(2.8)	297.2
4.3% notes payable, due 2046	300.0	(2.9)	297.1
5.5% notes payable, due 2053	300.0	(4.3)	295.7
Secured credit facilities	21.8	—	21.8
Non-recourse mortgages and notes payable	3.0	(0.1)	2.9
Total long-term debt	$3,980.4	$(25.1)	$3,955.3

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

December 31, 2025

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

On May 7, 2015, we issued $400.0 million of senior notes. The notes bore interest at 3.4% and matured on May 15, 2025. Interest on the notes was payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. The proceeds from the senior notes were used for general corporate purposes.

On November 16, 2012, we issued a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds were used to fund our acquisition of Cuprum.

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

Our secured credit facilities are primarily financings for real estate loans. We did not have an outstanding principal balance as of December 31, 2025. As of December 31, 2024, the outstanding principal balance was $21.8 million for one loan with an interest rate of 6.47%. Outstanding debt is secured by the underlying real estate loans, which were reported as mortgage loans on our consolidated statements of financial position with a carrying value of $29.0 million as of December 31, 2024.

The non-recourse mortgages and notes payable are primarily financings for a real estate development. As of both December 31, 2025 and 2024, the notes had an interest rate of 4.0%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $9.6 million and $14.3 million as of December 31, 2025 and 2024, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

13. Debt – (continued)

As of December 31, 2025, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2026	$349.7
2027	0.1
2028	393.0
2029	497.6
2030	597.7
Thereafter	2,088.2
Total future maturities of long-term debt	$3,926.3

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

In addition, on March 6, 2025, we entered into a 30-year contingent funding agreement with a Delaware trust (“2055 Trust”) formed by us in connection with the sale by the trust of $500.0 million pre-capitalized trust securities redeemable February 15, 2055 (“2055 P-Caps”) in a Rule 144A private placement. The trusts invested the proceeds from the sale of the 2055 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The contingent funding agreements provide us the right to sell at any time to the 2055 Trust up to $500.0 million of its 5.807% Senior Notes due 2055 (“5.807% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trusts. The 5.807% Senior Notes will not be issued unless and until we exercise our issuance right. We agreed to pay a semi-annual facility fee of 1.289% per annum on the unexercised portion of the contingent fund mechanism to the 2055 Trust (the “facility agreement”), respectively, and to reimburse the trusts for expenses. The facility fee paid under the facility agreement is recorded in operating expenses in the consolidated statements of operations. The 5.807 % Senior Notes will be fully, irrevocably and unconditionally guaranteed by PFS. In addition, our obligations under the facility agreement and the expense reimbursement agreement with the trusts are also guaranteed by PFS.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

14. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefits) were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Current income taxes:
U.S. federal	$171.8	$217.7	$67.6
State	30.5	31.4	20.1
Foreign	59.7	35.3	38.2
Total current income taxes	262.0	284.4	125.9
Deferred income taxes (benefits):
U.S. federal	(112.3)	(12.1)	(63.2)
State	6.2	12.7	0.1
Foreign	4.6	6.7	5.9
Total deferred income taxes (benefits)	(101.5)	7.3	(57.2)
Total income taxes:
U.S. federal	59.5	205.6	4.4
State	36.7	44.1	20.2
Foreign	64.3	42.0	44.1
Income taxes	$160.5	$291.7	$68.7

Our income before income taxes was as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Domestic	$1,041.1	$1,662.1	$412.8
Foreign	374.9	227.5	326.0
Total income before income taxes	$1,416.0	$1,889.6	$738.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

14. Income Taxes – (continued)

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. federal statutory tax rate and the effective income tax rate was as follows:

	For the year ended
	December 31, 2025
	Amount	Percent
	(in millions)
U.S. federal statutory tax rate	$297.4	21%
State and local income taxes, net of federal income tax effect (1)	29.0	2
Foreign tax effects
Ireland	(15.3)	(1)
Other foreign jurisdictions	22.5	2
Effects of cross-border tax laws	5.2	—
Tax credits:
Foreign tax credits	(31.7)	(2)
Other	(13.0)	(1)
Nontaxable or nondeductible items:
Dividends received deduction	(79.5)	(6)
Impact of equity method presentation	(29.0)	(2)
Interest exclusion from taxable income	(25.0)	(2)
Other	5.6	—
Changes in unrecognized tax benefits	(5.7)	—
Effective income tax rate	$160.5	11%
(1)	State taxes in Iowa, California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

	For the year ended December 31,
	2024	2023
U.S. federal statutory tax rate	21%	21%
Dividends received deduction	(4)	(10)
Tax credits	(4)	(8)
Impact of equity method presentation	(1)	(4)
Interest exclusion from taxable income	(1)	(3)
Foreign currency inflation	—	(1)
Impact of noncontrolling interest presentation	—	(1)
Low income housing tax credit amortization	2	5
State income taxes	2	2
Valuation allowance	1	1
Global Intangible Low-Taxed Income	—	7
Other	(1)	—
Effective income tax rate	15%	9%

Income Taxes Paid

Our income taxes paid, net of refunds received, were as follows:

For the year ended
December 31, 2025
(in millions)
U.S. federal	$159.1
U.S. state and local	33.5
Foreign	28.1
Total income taxes paid, net of refunds received	$220.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

14. Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Balance at beginning of period	$36.4	$39.3	$42.2
Additions based on tax positions related to the current year	0.7	0.3	0.3
Reductions for tax positions related to the current year	(3.2)	(3.2)	(3.2)
Settlements	(15.3)	—	—
Balance at end of period (1)	$18.6	$36.4	$39.3
(1)	If recognized, $1.3 million of the amount of unrecognized tax benefits would reduce our 2025 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2025 and 2024, we had recognized $(0.1) million and $2.0 million of accumulated pre-tax interest and penalties expense (recovery) related to unrecognized tax benefits, respectively.

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2025	2024

	(in millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$97.8	$107.4
Tax credit carryforwards	—	15.2
Net unrealized losses on available-for-sale securities	851.8	1,250.2
Employee benefits	319.7	334.3
Gross deferred income tax assets	1,269.3	1,707.1
Valuation allowance	(82.1)	(71.4)
Total deferred income tax assets	1,187.2	1,635.7
Deferred income tax liabilities:
Deferred acquisition costs	(685.8)	(689.7)
Investments, including derivatives	(299.8)	(275.4)
Funds withheld embedded derivative	(520.3)	(651.7)
Real estate	(124.1)	(127.1)
Intangible assets	(345.5)	(355.5)
Insurance liabilities	(736.8)	(1,008.1)
Other deferred income tax liabilities	(111.6)	(27.1)
Total deferred income tax liabilities	(2,823.9)	(3,134.6)
Total net deferred income tax liabilities	$(1,636.7)	$(1,498.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

14. Income Taxes – (continued)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2025	2024

	(in millions)
Deferred income tax assets:
State	$43.0	$61.9
Foreign	176.7	145.2
Net deferred income tax assets	219.7	207.1
Deferred income tax liabilities:
U.S. federal	(1,547.2)	(1,416.1)
Foreign	(309.2)	(289.9)
Net deferred income tax liabilities	(1,856.4)	(1,706.0)
Total net deferred income tax liabilities	$(1,636.7)	$(1,498.9)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are federal net operating loss, capital loss and tax credit carryforwards available to offset future taxable income or income taxes. As of December 31, 2024, we had a net operating loss carryforward of $16.9 million, a capital loss carryforward of $69.9 million and a federal tax credit carryforward of $15.2 million. As of December 31, 2025, these carryforwards have been fully utilized.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

14. Income Taxes – (continued)

As of December 31, 2025 and 2024, state net operating loss carryforwards were $288.4 million and $288.3 million, respectively, and will expire between 2032 and 2042. As of December 31, 2025 and 2024, foreign net operating loss carryforwards were $296.3 million and $264.3 million, respectively, with some expiring in 2025 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to some of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2025 and 2024, valuation allowances of $82.1 million and $71.4 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards and net unrealized capital losses on benefit plan trusts. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. Deferred income taxes (including federal, state and foreign withholding) have not been provided on undistributed earnings from operations of foreign subsidiaries as of December 31, 2025. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2025 and 2024, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes and state income taxes, which we would anticipate to be immaterial. As of December 31, 2025, deferred taxes were also not provided on excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Effects of Tax Legislation

On July 4, 2025, the United States enacted Public Law 119-21. The accounting consequences of a change in tax law are required to be recognized in the period legislation is enacted. Generally, a company is also required to consider the impact of new tax law on realizability of deferred tax assets (“DTAs”), including determination of whether a change in valuation allowance is necessary. We evaluated the provisions of Public Law 119-21 and incorporated the effects into our 2025 financial statements, which were not material. We will continue to monitor developments related to the legislation and assess any future impacts as additional guidance becomes available.

We are currently monitoring the Pillar Two model rules proposed by the Organisation for Economic Co-operation and Development, including the Side-by-Side safe harbor agreement released in January 2026. The rules require a 15% global minimum tax but are expected to exempt U.S. multinationals from other countries’ top-up taxes once enacted. Generally, a company is required to consider the impact of new tax law on realizability of its DTAs, including determination of whether a change to its valuation allowance amounts is necessary. We made an accounting policy election to disregard the Pillar Two model rules when evaluating DTAs and rather recognize a current period tax expense when incurred.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

14. Income Taxes – (continued)

Other Tax Information

Income tax returns are filed in the U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to U.S. federal income tax matters. The Internal Revenue Service (“IRS”) has completed examination of our consolidated U.S. federal income tax returns for years prior to 2015.

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

December 31, 2025

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

December 31, 2025

15. Employee and Agent Benefits – (continued)

Obligations and Funded Status

The plans’ combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2025	2024	2025	2024

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,245.9)	$(3,390.9)	$(61.6)	$(68.4)
Service cost	(59.3)	(59.2)	—	—
Interest cost	(173.6)	(161.5)	(3.1)	(3.2)
Actuarial gain (loss)	(49.6)	199.3	(1.1)	2.5
Participant contributions	—	—	(6.3)	(6.1)
Benefits paid	177.4	165.0	13.1	13.6
Settlement	27.6	1.4	—	—
Benefit obligation at end of year	$(3,323.4)	$(3,245.9)	$(59.0)	$(61.6)

Change in plan assets
Fair value of plan assets at beginning of year	$2,813.7	$2,909.6	$102.0	$99.8
Actual return on plan assets	249.3	(14.4)	12.5	8.4
Employer contribution	84.6	84.9	1.4	1.3
Participant contributions	—	—	6.3	6.1
Benefits paid	(177.4)	(165.0)	(13.1)	(13.6)
Settlement	(27.6)	(1.4)	—	—
Fair value of plan assets at end of year	$2,942.6	$2,813.7	$109.1	$102.0

Amount recognized in statement of financial position
Other assets	$19.9	$—	$50.1	$40.4
Other liabilities	(400.7)	(432.2)	—	—
Total	$(380.8)	$(432.2)	$50.1	$40.4

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$305.9	$371.7	$(35.2)	$(29.9)
Prior service benefit	(38.6)	(53.9)	(2.1)	(3.2)
Pre-tax accumulated other comprehensive (income) loss	$267.3	$317.8	$(37.3)	$(33.1)

The accumulated benefit obligation for all defined benefit pension plans was $3,323.4 million and $3,245.9 million as of December 31, 2025 and 2024, respectively.

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $352.7 million and $348.8 million as of December 31, 2025 and 2024, respectively.

Pension Plan Changes and Plan Gains/Losses

For the year ended December 31, 2025, the pension plans had an actuarial loss primarily due to a decrease in discount rate, which was partially offset by an asset gain. For the year ended December 31, 2024, the pension plans had an actuarial gain primarily due to an increase in discount rate.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

15. Employee and Agent Benefits – (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2025, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in discount rates. For the year ended December 31, 2024, the other postretirement benefit plans had an actuarial gain primarily due to an increase in discount rates.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2025, the qualified plan had assets in excess of the accumulated benefit obligation, and the nonqualified plan had an accumulated benefit obligation in excess of plan assets. For 2024, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2025	2024

	(in millions)
Projected benefit obligation	$3,323.4	$3,245.9
Accumulated benefit obligation	3,323.4	3,245.9
Fair value of plan assets	2,942.6	2,813.7

We did not have any other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets.

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits

	For the year ended December 31,
	2025	2024	2023	2025	2024	2023

	(in millions)
Service cost	$59.3	$59.2	$55.6	$—	$—	$—
Interest cost	173.6	161.5	160.1	3.1	3.2	3.4
Expected return on plan assets	(171.8)	(170.4)	(163.2)	(4.7)	(4.5)	(4.6)
Amortization of prior service benefit	(15.3)	(16.7)	(16.8)	(1.1)	(1.1)	(0.8)
Recognized net actuarial (gain) loss	34.9	39.0	41.0	(1.4)	(0.9)	(1.0)
Settlement	3.0	0.2	—	—	—	—
Net periodic benefit cost (income)	$83.7	$72.8	$76.7	$(4.1)	$(3.3)	$(3.0)

We use the fair market value of assets to determine components of net periodic benefit cost.

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	Pension benefits		Other postretirement benefits

	For the year ended December 31,
	2025	2024	2025	2024

	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial gain	$(27.9)	$(14.5)	$(6.7)	$(6.4)
Amortization of gain (loss)	(34.9)	(39.0)	1.4	0.9
Amortization of prior service benefit	15.3	16.7	1.1	1.1
Settlement	(3.0)	(0.2)	—	—
Total recognized in pre-tax accumulated other comprehensive income	$(50.5)	$(37.0)	$(4.2)	$(4.4)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$33.2	$35.8	$(8.3)	$(7.7)

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	December 31,
	2025	2024
Discount rate	5.40%	5.50%
Interest crediting rate - cash balance benefit	5.00%	5.00%
Rate of compensation increase	4.50%	4.52%

	Other postretirement benefits
	December 31,
	2025	2024
Discount rate	5.10%	5.35%

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2025	2024	2023
Discount rate	5.50%	4.90%	5.10%
Expected long-term return on plan assets	6.40%	6.10%	6.20%
Interest crediting rate - cash balance benefit:
Pre-July 1, 2019	5.00%	5.00%	5.00%
On and post-July 1, 2019	4.00%	4.00%	4.00%
Rate of compensation increase	4.50%	4.52%	4.53%

	Other postretirement benefits
	For the year ended December 31,
	2025	2024	2023
Discount rate	5.35%	4.80%	5.00%
Expected long-term return on plan assets	4.70%	4.65%	5.05%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

15. Employee and Agent Benefits – (continued)

For participants who entered the plan on/after July 1, 2019, the plan provides a fixed 4% interest credit. For those who entered the plan prior to July 1, 2019, the interest crediting rate is indexed to 30-year and 1-year Treasury rates subject to a 5% floor.

The assumed salary growth rate is the lifecount-weighted average rate of salary growth in the coming year only, as the impact of salary assumption for cash balance benefits are limited to the upcoming year service cost.

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

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 4.70% expected long-term return on plan assets for 2025 was based on the weighted average expected long-term asset returns for the plans. The expected long-term rates for the home office and agent pre-65 medical/life plans and post-65 medical plans were 4.75% and 4.60%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2025	2024
Health care cost trend rate assumed for next year under age 65	8.50%	7.50%
Health care cost trend rate assumed for next year age 65 and over	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2034	2033
Year that the rate reaches the ultimate trend rate (65 and older)	2032	2032

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

December 31, 2025

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

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2025
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$231.5	$—	$—	$231.5	$—
U.S. small/mid cap equity portfolios (2)	95.0	—	—	95.0	—
Balanced asset portfolios (3)	162.8	—	—	162.8	—
International equity portfolios (4)	138.0	—	—	138.0	—
Fixed income security portfolios (5)	0.2	—	—	0.2	—
Real estate investment portfolios (6)	111.7	—	—	111.7	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	84.3	—	84.3	—	—
States and political subdivisions	16.7	—	—	16.7	—
Corporate	1,470.9	—	—	1,470.9	—
Private equity partnerships (7)	9.2	—	—	9.2	—
Mutual funds	144.2	78.5	65.7	—	—
Pooled separate account investment (8)	465.6	—	—	465.6	—
Other (9)	12.5	—	—	12.5	—
Total	$2,942.6	$78.5	$150.0	$2,714.1	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

15. Employee and Agent Benefits – (continued)

	December 31, 2024
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$236.5	$—	$—	$236.5	$—
U.S. small/mid cap equity portfolios (2)	98.4	—	—	98.4	—
Balanced asset portfolios (3)	135.0	—	—	135.0	—
International equity portfolios (4)	135.9	—	—	135.9	—
Fixed income security portfolios (5)	26.8	—	—	26.8	—
Real estate investment portfolios (6)	133.6	—	—	133.6	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	93.7	—	93.7	—	—
States and political subdivisions	15.5	—	—	15.5	—
Corporate	1,387.2	—	—	1,387.2	—
Private equity partnerships (7)	3.6	3.6	—	—	—
Mutual funds	109.9	—	109.9	—	—
Pooled separate account investment (8)	423.0	—	—	423.0	—
Other (9)	14.6	—	—	14.6	—
Total	$2,813.7	$3.6	$203.6	$2,606.5	$—
(1)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(2)	The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.
(3)	The portfolios are a combination of underlying fixed income and equity investment options. These investment options may include balanced, asset allocation, target-date and target-risk investment options. Although typically lower risk than investment options that invest solely in equities, all investment options in this category have the potential to lose value.
(4)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.
(5)	The portfolios invest primarily in fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(6)	The portfolios invest primarily in U.S. commercial real estate properties through a separate account.
(7)	The private equity partnerships are investments primarily focused on North American and global private equity buyout and secondary private equity strategies.
(8)	The single client separate accounts invest in a money market pooled separate account.
(9)	Includes cash, net derivative assets (liabilities) and net receivables (payables) for the single client separate accounts.

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

December 31, 2025

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

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	70%
Equity portfolios	15%
Private investments	15%

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2025
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.8	$0.8	$—	$—
Fixed income security portfolios (1)	51.6	51.6	—	—
U.S. equity portfolios (2)	39.7	39.7	—	—
International equity portfolios (3)	17.0	17.0	—	—
Total	$109.1	$109.1	$—	$—

	December 31, 2024
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$1.0	$1.0	$—	$—
Fixed income security portfolios (1)	48.6	48.6	—	—
U.S. equity portfolios (2)	38.7	38.7	—	—
International equity portfolios (3)	13.7	13.7	—	—
Total	$102.0	$102.0	$—	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

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

December 31, 2025

15. Employee and Agent Benefits – (continued)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2026 up to $70.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2026 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)

	(in millions)
Year ending December 31:
2026	$221.1	$11.7
2027	215.0	10.7
2028	219.1	9.7
2029	226.3	9.0
2030	236.2	8.2
2031-2035	1,298.5	34.1

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants’ share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2025.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

15. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2025			2024
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total

	(in millions)
Amount recognized in statement of financial position
Other assets	$19.9	$—	$19.9	$—	$—	$—
Other liabilities	—	(400.7)	(400.7)	(34.9)	(397.3)	(432.2)
Total	$19.9	$(400.7)	$(380.8)	$(34.9)	$(397.3)	$(432.2)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$259.4	$46.5	$305.9	$331.0	$40.7	$371.7
Prior service benefit	(34.6)	(4.0)	(38.6)	(47.4)	(6.5)	(53.9)
Pre-tax accumulated other comprehensive loss	$224.8	$42.5	$267.3	$283.6	$34.2	$317.8

Components of net periodic benefit cost
Service cost	$54.4	$4.9	$59.3	$55.2	$4.0	$59.2
Interest cost	152.5	21.1	173.6	141.6	19.9	161.5
Expected return on plan assets	(171.8)	—	(171.8)	(170.4)	—	(170.4)
Amortization of prior service benefit	(12.8)	(2.5)	(15.3)	(12.7)	(4.0)	(16.7)
Recognized net actuarial loss	33.8	1.1	34.9	35.5	3.5	39.0
Settlement	3.0	—	3.0	0.2	—	0.2
Net periodic benefit cost	$59.1	$24.6	$83.7	$49.4	$23.4	$72.8

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(34.8)	$6.9	$(27.9)	$5.2	$(19.7)	$(14.5)
Amortization of net loss	(33.7)	(1.2)	(34.9)	(35.4)	(3.6)	(39.0)
Amortization of prior service benefit	12.8	2.5	15.3	12.7	4.0	16.7
Settlement	(3.0)	—	(3.0)	(0.2)	—	(0.2)
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(58.7)	$8.2	$(50.5)	$(17.7)	$(19.3)	$(37.0)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive loss	$0.4	$32.8	$33.2	$31.7	$4.1	$35.8

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $23,500 of their compensation to the plans in 2025. For all participants, we match the participant’s contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant’s compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $78.9 million, $75.4 million and $74.1 million in 2025, 2024 and 2023, respectively, to our qualified defined contribution plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

15. Employee and Agent Benefits – (continued)

The number of shares of our common stock allocated to participants in the ESOP was 1.4 million and 1.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fair value of the ESOP, which includes earned and unearned common stock, was $125.1 million and $119.7 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2025 we matched the Grandfathered Choice Participant’s deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant’s compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant’s deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant’s compensation. We contributed $4.1 million, $3.6 million and $3.1 million in 2025, 2024 and 2023, respectively, to our nonqualified deferred compensation plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of December 31, 2025.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2025, was approximately $69.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2025, was $850.0 million. See Note 13, Debt, for further details.

We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds’ relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2025 and 2024, the liability balance for guaranty fund assessments, which is not discounted, was $18.8 million and $29.3 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2025 and 2024, $14.3 million and $17.5 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

The lease assets and liabilities were as follows:

	December 31,
	2025	2024

	(in millions)
Assets
Operating lease assets (1)	$125.8	$151.4
Finance lease assets (1)	41.0	67.6
Total lease assets	$166.8	$219.0

Liabilities
Operating lease liabilities (2)	$124.0	$150.6
Finance lease liabilities (2)	42.6	69.0
Total lease liabilities	$166.6	$219.6
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

The lease cost was as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$27.3	$29.8	$32.9
Interest on lease liabilities	2.2	2.6	1.9
Operating lease cost (1)	49.4	55.3	56.1
Other lease cost (1) (2)	8.6	9.2	9.5
Sublease income (3)	(1.2)	(0.5)	(0.3)
Total lease cost	$86.3	$96.4	$100.1
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Payments for operating leases for the years ended December 31, 2025, 2024 and 2023, were $54.0 million, $50.3 million and $60.1 million, respectively. Payments for finance leases for the years ended December 31, 2025, 2024 and 2023, were $29.3 million, $32.0 million and $34.3 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total

	(in millions)
For the twelve months ending December 31:
2026	$40.7	$24.7	$65.4
2027	36.3	15.0	51.3
2028	22.6	4.4	27.0
2029	12.1	0.2	12.3
2030	8.2	—	8.2
2031 and thereafter	19.3	—	19.3
Total lease payments	139.2	44.3	183.5
Less: interest	15.2	1.7	16.9
Present value of lease liabilities	$124.0	$42.6	$166.6

The weighted-average remaining lease term and weighted-average discount rates were as follows:

	For the year ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	5.5	5.5	6.0
Finance leases	2.0	2.8	3.0

Weighted-average discount rate:
Operating leases	3.8%	3.7%	3.6%
Finance leases	4.1%	4.0%	3.5%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

17. Stockholders’ Equity

Common Stock Dividends

	For the year ended December 31,
	2025	2024	2023
Dividends declared per common share	$3.08	$2.85	$2.60

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2025	2024	2023
Beginning balance	226,225,161	236,438,294	243,549,782
Shares issued	2,149,324	2,455,503	2,469,841
Treasury stock acquired	(10,993,573)	(12,668,636)	(9,581,329)
Ending balance	217,380,912	226,225,161	236,438,294

In January 2022, our Board of Directors (“Board”) authorized a $1.6 billion increase to a June 2021 share repurchase program authorization that was previously completed. The increased repurchase authorization was completed in April 2024. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which was completed in December 2025. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

17. Stockholders’ Equity – (continued)

Other Comprehensive Income

	For the year ended December 31, 2025
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,710.8	$(367.1)	$1,343.7
Reclassification adjustment for losses included in net income (1)	144.1	(30.3)	113.8
Adjustments for assumed changes in amortization patterns	(1.0)	0.2	(0.8)
Adjustments for assumed changes in policyholder liabilities	9.0	(1.9)	7.1
Net unrealized gains on available-for-sale securities	1,862.9	(399.1)	1,463.8

Net unrealized losses on derivative instruments during the period	(100.5)	21.1	(79.4)
Reclassification adjustment for gains included in net income (2)	(5.6)	1.2	(4.4)
Adjustments for assumed changes in amortization patterns	0.1	—	0.1
Net unrealized losses on derivative instruments	(106.0)	22.3	(83.7)

Liability for future policy benefits discount rate remeasurement loss (3)	(799.2)	173.5	(625.7)

Market risk benefit nonperformance risk remeasurement gain (4)	2.0	(0.4)	1.6

Foreign currency translation adjustment during the period	228.7	2.0	230.7
Reclassification adjustment for losses included in net income (5)	0.4	—	0.4
Foreign currency translation adjustment	229.1	2.0	231.1

Unrecognized postretirement benefit obligation during the period	34.7	(8.6)	26.1
Amortization of amounts included in net periodic benefit cost (6)	20.1	(5.1)	15.0
Net unrecognized postretirement benefit obligation	54.8	(13.7)	41.1

Other comprehensive income	$1,243.6	$(215.4)	$1,028.2

	For the year ended December 31, 2024
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,033.4)	$227.0	$(806.4)
Reclassification adjustment for losses included in net income (1)	138.4	(26.2)	112.2
Adjustments for assumed changes in amortization patterns	9.8	(2.1)	7.7
Adjustments for assumed changes in policyholder liabilities	10.8	(2.3)	8.5
Net unrealized losses on available-for-sale securities	(874.4)	196.4	(678.0)

Net unrealized gains on derivative instruments during the period	71.2	(15.0)	56.2
Reclassification adjustment for gains included in net income (2)	(3.5)	0.8	(2.7)
Adjustments for assumed changes in amortization patterns	0.5	(0.1)	0.4
Net unrealized gains on derivative instruments	68.2	(14.3)	53.9

Liability for future policy benefits discount rate remeasurement gain (3)	1,281.9	(271.9)	1,010.0

Market risk benefit nonperformance risk remeasurement loss (4)	(10.3)	2.2	(8.1)

Foreign currency translation adjustment	(301.5)	4.9	(296.6)

Unrecognized postretirement benefit obligation during the period	20.7	(5.1)	15.6
Amortization of amounts included in net periodic benefit cost (6)	20.3	(5.2)	15.1
Net unrecognized postretirement benefit obligation	41.0	(10.3)	30.7

Other comprehensive income	$204.9	$(93.0)	$111.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

17. Stockholders’ Equity – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

17. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Loss

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	loss	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2023	$(5,857.9)	$39.7	$740.9	$24.0	$(1,571.6)	$(254.1)	$(6,879.0)
Other comprehensive income during the period, net of adjustments	1,565.5	(36.0)	(312.7)	(30.9)	73.0	(14.1)	1,244.8
Amounts reclassified from AOCI	277.6	(5.8)	—	—	0.6	16.5	288.9
Other comprehensive income	1,843.1	(41.8)	(312.7)	(30.9)	73.6	2.4	1,533.7
Balances as of December 31, 2023	(4,014.8)	(2.1)	428.2	(6.9)	(1,498.0)	(251.7)	(5,345.3)
Other comprehensive loss during the period, net of adjustments	(790.3)	56.6	1,010.0	(8.1)	(287.9)	15.6	(4.1)
Amounts reclassified from AOCI	112.2	(2.7)	—	—	—	15.1	124.6
Other comprehensive income	(678.1)	53.9	1,010.0	(8.1)	(287.9)	30.7	120.5
Balances as of December 31, 2024	(4,692.9)	51.8	1,438.2	(15.0)	(1,785.9)	(221.0)	(5,224.8)
Other comprehensive income during the period, net of adjustments	1,350.0	(79.3)	(625.7)	1.6	238.9	26.1	911.6
Amounts reclassified from AOCI	113.8	(4.4)	—	—	0.4	15.0	124.8
Other comprehensive income	1,463.8	(83.7)	(625.7)	1.6	239.3	41.1	1,036.4
Balances as of December 31, 2025	$(3,229.1)	$(31.9)	$812.5	$(13.4)	$(1,546.6)	$(179.9)	$(4,188.4)
(1)	Net unrealized losses on available-for-sale securities for which an allowance for credit loss has been recorded were $9.0 million, $3.8 million and $4.3 million as of December 31, 2025, 2024 and 2023, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

17. Stockholders’ Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Beginning balance	$337.7	$248.9	$262.0
Net income attributable to redeemable noncontrolling interest	63.2	11.8	23.7
Redeemable noncontrolling interest of deconsolidated entities (1)	(24.9)	(185.6)	(3.0)
Contributions from redeemable noncontrolling interest	185.0	330.0	43.3
Distributions to redeemable noncontrolling interest	(69.6)	(55.8)	(75.0)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(7.6)	(0.6)	(1.6)
Change in redemption value of redeemable noncontrolling interest	—	(4.4)	(1.1)
Stock-based compensation attributable to redeemable noncontrolling interest	0.2	0.2	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(9.7)	(6.8)	0.5
Ending balance	$474.3	$337.7	$248.9
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.
(2)	In 2025, we acquired an additional interest in Principal Real Estate USA Fondo de Inversion. In 2024 and 2023, we acquired an additional interest in Origin Asset Management.

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

Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end excluding admitted disallowed interest maintenance reserve or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2025 statutory results, Principal Life could pay approximately $1,234.0 million in ordinary stockholder dividends in 2026 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling twelve-month periods, if paid before a specified date during 2026, some or all of such dividends may be extraordinary and require regulatory approval.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

December 31, 2025

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2025, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

18. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2025
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,867.6	$—	$1,515.2	$352.4	$—
Non-U.S. governments	517.7	—	—	517.7	—
States and political subdivisions	7,138.7	—	—	7,070.3	68.4
Corporate	37,547.5	—	27.8	35,042.0	2,477.7
Residential mortgage-backed pass-through securities	3,805.1	—	—	3,805.1	—
Commercial mortgage-backed securities	5,371.6	—	—	5,369.2	2.4
Collateralized debt obligations (1)	6,422.3	—	—	6,422.3	—
Other debt obligations	10,690.2	—	—	8,934.5	1,755.7
Total fixed maturities, available-for-sale	73,360.7	—	1,543.0	67,513.5	4,304.2
Fixed maturities, trading	1,243.8	—	0.1	786.3	457.4
Equity securities	2,237.3	—	778.6	1,458.7	—
Derivative assets (2)	1,224.5	—	—	1,199.8	24.7
Other investments	1,112.0	106.4	332.8	505.6	167.2
Cash equivalents	3,236.1	—	183.7	3,052.4	—
Market risk benefit asset (3)	197.1	—	—	—	197.1
Sub-total excluding separate account assets	82,611.5	106.4	2,838.2	74,516.3	5,150.6
Separate account assets	193,622.6	7,613.8	121,376.6	63,889.7	742.5
Total assets	$276,234.1	$7,720.2	$124,214.8	$138,406.0	$5,893.1

Liabilities
Investment and universal life contracts (4)	$(1,410.2)	$—	$—	$—	$(1,410.2)
Market risk benefit liability (3)	(66.9)	—	—	—	(66.9)
Funds withheld payable embedded derivative (4)	2,633.4	—	—	—	2,633.4
Derivative liabilities (2)	(552.1)	—	—	(545.3)	(6.8)
Other liabilities	(1.3)	—	—	(1.3)	—
Total liabilities	$602.9	$—	$—	$(546.6)	$1,149.5

Net assets	$276,837.0	$7,720.2	$124,214.8	$137,859.4	$7,042.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

	December 31, 2024
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,637.9	$—	$1,231.9	$406.0	$—
Non-U.S. governments	495.7	—	—	495.7	—
States and political subdivisions	6,076.5	—	—	6,009.7	66.8
Corporate	35,702.6	—	29.1	33,323.1	2,350.4
Residential mortgage-backed pass-through securities	3,674.2	—	—	3,674.2	—
Commercial mortgage-backed securities	5,188.0	—	—	5,185.3	2.7
Collateralized debt obligations (1)	6,560.4	—	—	6,560.4	—
Other debt obligations	8,915.7	—	—	7,437.4	1,478.3
Total fixed maturities, available-for-sale	68,251.0	—	1,261.0	63,091.8	3,898.2
Fixed maturities, trading	1,023.3	—	—	460.7	562.6
Equity securities	2,295.0	—	990.2	1,304.8	—
Mortgage loans	140.6	—	—	—	140.6
Derivative assets (2)	648.2	—	—	626.8	21.4
Other investments	905.6	106.7	262.2	405.5	131.2
Cash equivalents	2,950.5	—	271.6	2,678.9	—
Market risk benefit asset (3)	199.5	—	—	—	199.5
Sub-total excluding separate account assets	76,413.7	106.7	2,785.0	68,568.5	4,953.5
Separate account assets	173,327.1	7,573.6	112,920.3	52,106.5	726.7
Total assets	$249,740.8	$7,680.3	$115,705.3	$120,675.0	$5,680.2

Liabilities
Investment and universal life contracts (4)	$(578.4)	$—	$—	$—	$(578.4)
Market risk benefit liability (3)	(62.1)	—	—	—	(62.1)
Funds withheld payable embedded derivative (4)	3,014.5	—	—	—	3,014.5
Long-term debt	(21.8)	—	—	(21.8)	—
Derivative liabilities (2)	(506.2)	—	—	(498.3)	(7.9)
Other liabilities	(5.2)	—	(5.2)	—	—
Total liabilities	$1,840.8	$—	$(5.2)	$(520.1)	$2,366.1

Net assets	$251,581.6	$7,680.3	$115,700.1	$120,154.9	$8,046.3
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 11, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $2.9 million and $3.1 million as of December 31, 2025 and December 31, 2024, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2025
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2025	(2)	income (3)	(4)	Level 3	Level 3	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$66.8	$—	$3.4	$(1.8)	$—	$—	$68.4
Corporate	2,350.4	(5.6)	(24.9)	157.8	—	—	2,477.7
Commercial mortgage-backed securities	2.7	—	0.1	(0.4)	—	—	2.4
Other debt obligations	1,478.3	0.1	17.3	256.5	122.5	(119.0)	1,755.7
Total fixed maturities, available-for-sale	3,898.2	(5.5)	(4.1)	412.1	122.5	(119.0)	4,304.2
Fixed maturities, trading	562.6	(18.1)	—	(82.3)	—	(4.8)	457.4
Mortgage loans	140.6	—	—	(140.6)	—	—	—
Other investments	131.2	(5.1)	—	41.1	—	—	167.2
Separate account assets (1)	726.7	23.1	—	(7.3)	—	—	742.5

Liabilities
Investment and universal life contracts	(578.4)	(258.7)	—	(573.1)	—	—	(1,410.2)
Funds withheld payable embedded derivative	3,014.5	(381.1)	—	—	—	—	2,633.4

Derivatives
Net derivative assets (liabilities)	13.5	4.3	—	0.1	—	—	17.9

	For the year ended December 31, 2024
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2024	(2)	income (3)	(4)	Level 3	Level 3	2024

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$69.9	$—	$(1.5)	$0.8	$15.5	$(17.9)	$66.8
Corporate	2,305.9	(28.2)	(25.1)	38.9	58.9	—	2,350.4
Commercial mortgage-backed securities	3.0	—	—	(0.3)	—	—	2.7
Collateralized debt obligations	75.4	—	(0.7)	(71.7)	—	(3.0)	—
Other debt obligations	1,182.6	0.2	(0.8)	267.7	140.2	(111.6)	1,478.3
Total fixed maturities, available-for-sale	3,636.8	(28.0)	(28.1)	235.4	214.6	(132.5)	3,898.2
Fixed maturities, trading	415.8	(0.7)	—	147.5	—	—	562.6
Mortgage loans	—	—	—	140.6	—	—	140.6
Other investments	165.1	(22.8)	—	(11.1)	—	—	131.2
Separate account assets (1)	752.8	(17.5)	—	(8.6)	—	—	726.7

Liabilities
Investment and universal life contracts	(115.5)	(166.3)	—	(296.6)	—	—	(578.4)
Funds withheld payable embedded derivative	2,567.1	447.4	—	—	—	—	3,014.5

Derivatives
Net derivative assets (liabilities)	5.5	7.5	—	0.8	0.1	(0.4)	13.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

	For the year ended December 31, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.9	$—	$0.7	$(1.7)	$—	$—	$69.9
Corporate	1,568.3	(4.5)	13.3	593.6	212.4	(77.2)	2,305.9
Commercial mortgage-backed securities	3.4	—	—	(0.4)	—	—	3.0
Collateralized debt obligations	56.2	—	1.9	165.8	—	(148.5)	75.4
Other debt obligations	467.8	1.3	1.2	537.0	239.5	(64.2)	1,182.6
Total fixed maturities, available-for-sale	2,166.6	(3.2)	17.1	1,294.3	451.9	(289.9)	3,636.8
Fixed maturities, trading	134.0	2.4	—	279.4	—	—	415.8
Other investments	1.9	(5.7)	—	168.9	—	—	165.1
Separate account assets (1)	1,034.9	(8.7)	—	(273.4)	—	—	752.8

Liabilities
Investment and universal life contracts	(46.4)	(37.7)	—	(31.4)	—	—	(115.5)
Funds withheld payable embedded derivative	3,652.8	(1,085.7)	—	—	—	—	2,567.1

Derivatives
Net derivative assets (liabilities)	(3.4)	3.9	—	4.9	0.1	—	5.5
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal Asset Management separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$31.5	$(39.1)	$0.3
Other debt obligations	—	0.2	1.9
Total fixed maturities, available-for-sale	31.5	(38.9)	2.2
Fixed maturities, trading	(3.6)	(6.2)	2.0
Other investments	6.0	(10.0)	(5.2)
Separate account assets	37.8	(9.8)	(80.3)

Liabilities
Investment and universal life contracts	(253.4)	(155.8)	(29.2)
Funds withheld payable embedded derivative	(381.1)	447.4	(1,085.7)

Derivatives
Net derivative assets (liabilities)	3.3	7.8	7.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal Asset Management, relating to positions still held were:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$3.5	$(1.4)	$(4.1)
Corporate	(24.8)	(25.7)	(38.9)
Commercial mortgage-backed securities	0.1	—	—
Collateralized debt obligations	—	0.1	0.7
Other debt obligations	19.8	(0.5)	(29.8)
Total fixed maturities, available-for-sale	(1.4)	(27.5)	(72.1)

(4)	Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2025
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.8)	$(1.8)
Corporate	627.4	(236.4)	—	(233.2)	157.8
Commercial mortgage-backed securities	—	—	—	(0.4)	(0.4)
Other debt obligations	703.6	(177.7)	—	(269.4)	256.5
Total fixed maturities, available-for-sale	1,331.0	(414.1)	—	(504.8)	412.1
Fixed maturities, trading	293.3	(235.1)	—	(140.5)	(82.3)
Mortgage loans	—	—	—	(140.6)	(140.6)
Other investments	203.9	(1.5)	—	(161.3)	41.1
Separate account assets (5)	—	(49.9)	—	42.6	(7.3)

Liabilities
Investment and universal life contracts	—	—	(625.4)	52.3	(573.1)

Derivatives
Net derivative assets (liabilities)	(1.9)	2.0	—	—	0.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

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

December 31, 2025

18. Fair Value Measurements – (continued)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2025
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$122.5	$—	$119.0
Total fixed maturities, available-for-sale	—	122.5	—	119.0
Fixed maturities, trading	—	—	—	4.8

	For the year ended December 31, 2024
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$15.5	$—	$17.9
Corporate	—	58.9	—	—
Collateralized debt obligations	—	—	—	3.0
Other debt obligations	—	140.2	—	111.6
Total fixed maturities, available-for-sale	—	214.6	—	132.5

Derivatives
Net derivative assets (liabilities)	—	0.1	—	0.4

	For the year ended December 31, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$212.4	$—	$77.2
Collateralized debt obligations	—	—	—	148.5
Other debt obligations	—	239.5	—	64.2
Total fixed maturities, available-for-sale	—	451.9	—	289.9

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—

Assets transferred into Level 3 during 2025, 2024 and 2023, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during 2025, 2024 and 2023, included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

	December 31, 2025
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$2,017.3	Discounted cash flow	Discount rate (1)	2.7	%-	13.1%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple			0.9	x	0.9	x
			Illiquidity premium	30	basis points (“bps”)-	771	bps	146	bps
			Comparability adjustment	(120)	bps-	3,462	bps	122	bps
Other debt obligations	1,745.4	Discounted cash flow	Discount rate (1)	3.4	%-	8.6%		4.2%
			Illiquidity premium	(83)	bps-	415	bps	179	bps
			Comparability adjustment	(10)	bps-	285	bps	66	bps
Fixed maturities, trading	257.6	Discounted cash flow	Discount rate (1)	8.5	%-	13.0%		9.0%
			Earnings before interest, taxes, depreciation and amortization multiple			0.9	x	0.9	x
			Comparability adjustment	(88)	bps-	2,047	bps	114	bps
Other investments	167.1	Discounted cash flow	Discount rate (1)	12.0	%-	13.5%		12.2%
			Probability of default	6.0	%-	10.0%		8.0%
			Potential loss severity	87.0	%-	100.0%		92.9%
Separate account assets	742.5	Discounted cash flow - real estate	Discount rate (1)	6.8	%-	9.3%		7.3%
			Terminal capitalization rate	5.5	%-	8.0%		6.0%
			Average market rent growth rate	2.0	%-	3.3%		2.7%
		Discounted cash flow - real estate debt	Loan to value	47.2	%-	69.3%		52.7%
			Market interest rate	5.3	%-	6.4%		5.8%
Liabilities
Investment and universal life contracts (4)	(1,410.2)	Discounted cash flow	Long duration interest rate	3.5	%-	4.8	% (2)	4.8%
			Long-term equity market volatility	16.1	%-	33.4%		21.8%
			Nonperformance risk	0.5	%-	1.1%		0.9%
			Lapse rate	0.0	%-	55.0%		8.0%
			Mortality rate	See note (3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

	December 31, 2024
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,817.8	Discounted cash flow	Discount rate (1)	2.1	%-	12.7%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple	1.1	x-	1.7	x	1.3	x
			Illiquidity premium	30	bps-	791	bps	142	bps
			Comparability adjustment	(42)	bps-	2,947	bps	149	bps
Other debt obligations	1,343.1	Discounted cash flow	Discount rate (1)	4.9	%-	7.7%		5.4%
			Illiquidity premium	(83)	bps-	260	bps	120	bps
			Comparability adjustment	(19)	bps-	415	bps	128	bps
Fixed maturities, trading	289.6	Discounted cash flow	Discount rate (1)	9.5	%-	13.0%		9.9%
			Earnings before interest, taxes, depreciation and amortization multiple			1.1	x	1.1	x
			Comparability adjustment	(32)	bps-	2,947	bps	152	bps
Other investments	129.0	Discounted cash flow	Discount rate (1)	11.5	%-	13.5%		12.4%
			Probability of default	6.0	%-	10.0%		8.1%
			Potential loss severity	87.0	%-	100.0%		92.0%
Separate account assets	726.7	Discounted cash flow - real estate	Discount rate (1)	7.0	%-	11.0%		7.2%
			Terminal capitalization rate	5.5	%-	9.5%		6.0%
			Average market rent growth rate	2.0	%-	4.5%		2.7%
		Discounted cash flow - real estate debt	Loan to value	46.4	%-	69.5%		59.2%
			Market interest rate	4.9	%-	7.2%		6.1%
Liabilities
Investment and universal life contracts (4)	(578.4)	Discounted cash flow	Long duration interest rate	3.0	%-	4.9	% (2)	4.8%
			Long-term equity market volatility	14.5	%-	49.3%		21.4%
			Nonperformance risk	0.4	%-	1.1%		0.8%
			Lapse rate	0.0	%-	55.0%		8.5%
			Mortality rate	See note (3)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(3)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

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

December 31, 2025

18. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2025, 2024 and 2023.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance so that credit losses are recognized within the changes in fair value in the consolidated statements of operations.
●	Certain mortgage loans and long-term debt of a consolidated VIE to provide alignment between the consolidated VIE’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors could purchase and redeem shares of the entity’s stock. The consolidated VIE was deconsolidated during 2025.

The following table presents information regarding the assets and liabilities for which the fair value option was elected.

	December 31, 2025	December 31, 2024

	(in millions)
Mortgage loans of consolidated VIE (1)
Fair value (1)	$—	$140.6
Aggregate contractual principal	—	140.6

Other loans of consolidated VIE (2)
Fair value (2)	$167.1	$129.0
Aggregate contractual principal	175.8	139.9

Long-term debt of consolidated VIE (1)
Fair value (1)	$—	$21.8
Aggregate contractual principal	—	21.8
(1)	Assets and liabilities from consolidated VIE, which are reported as mortgage loans and long-term debt on the consolidated statements of financial position, originated in December 2024 with no change in fair value recognized due to timing of origination. The consolidated VIE was deconsolidated during first quarter 2025 with no change in fair value recognized due to timing of the deconsolidation and an immaterial amount of interest expense recognized on the long-term debt.
(2)	Reported with other investments on the consolidated statements of financial position. See Note 4, Investments, for additional information relating to other loans more than 90 days past due or in non-accrual status.

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss - instrument specific credit risk	$(6.1)	$(22.8)	$(5.6)
Change in fair value pre-tax loss (1)	(6.1)	(22.8)	(5.6)
Interest income (2)	19.7	31.0	8.1
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rate of the loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

18. Fair Value Measurements – (continued)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2025
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$21,008.3	$19,800.9	$—	$—	$19,800.9
Policy loans	866.7	906.0	—	—	906.0
Other investments	265.7	255.4	—	77.6	177.8
Cash and cash equivalents	1,194.9	1,194.9	1,181.0	13.9	—
Reinsurance deposit receivable	4,076.2	3,825.7	—	—	3,825.7
Cash collateral receivable	5.4	5.4	5.4	—	—
Investment contracts	(34,139.0)	(33,655.5)	—	(8,200.1)	(25,455.4)
Short-term debt	(27.7)	(27.7)	—	(27.7)	—
Long-term debt	(3,926.3)	(3,833.5)	—	(3,830.9)	(2.6)
Separate account liabilities	(178,620.2)	(177,621.6)	—	—	(177,621.6)
Bank deposits (1)	(423.8)	(427.8)	—	(427.8)	—
Cash collateral payable	(857.6)	(857.6)	(857.6)	—	—

	December 31, 2024
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,343.6	$18,466.5	$—	$—	$18,466.5
Policy loans	867.5	879.3	—	—	879.3
Other investments	294.9	292.4	—	127.5	164.9
Cash and cash equivalents	1,261.4	1,261.4	1,238.5	22.9	—
Reinsurance deposit receivable	4,897.5	4,401.9	—	—	4,401.9
Cash collateral receivable	3.0	3.0	3.0	—	—
Investment contracts	(34,140.3)	(32,922.2)	—	(8,306.5)	(24,615.7)
Short-term debt	(152.7)	(152.7)	—	(152.7)	—
Long-term debt	(3,933.5)	(3,715.7)	—	(3,713.2)	(2.5)
Separate account liabilities	(157,939.3)	(157,010.7)	—	—	(157,010.7)
Bank deposits (1)	(440.4)	(442.1)	—	(442.1)	—
Cash collateral payable	(428.9)	(428.9)	(428.9)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

19. Statutory Insurance Financial Information

Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Insurance & Financial Services of the State of Iowa (the “Iowa Insurance Division”). The Iowa Insurance Division recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

Principal Life cedes certain term, ULSG and Closed Block life insurance statutory reserves to its affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2025 and 2024, Principal Life’s affiliated reinsurance subsidiaries assumed statutory reserves of $19,424.2 million and $19,013.3 million from Principal Life, respectively. In the states of Vermont and Delaware, Principal Life’s affiliated reinsurance subsidiaries had permitted practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2025 and 2024, assets admitted under these practices totaled $4,321.7 million and $4,254.5 million, respectively. In addition, as of December 31, 2025 and 2024, one of Principal Life’s affiliated reinsurance subsidiaries in Vermont ceded $11,245.3 million and $10,847.6 million, respectively, of the ULSG reserves it assumed from Principal Life to an unaffiliated reinsurance company.

Principal Life cedes certain pension risk transfer and term life reserves to an affiliated Bermuda reinsurer. The reinsurer has permitted practices under Bermuda regulatory reporting allowing for the valuation of certain assets and liabilities to address mismatches in interest rate discounting used under U.S. GAAP. These permitted practices were approved by the Bermuda Monetary Authority (“BMA”) for 2025, 2024 and 2023. Use of these permitted practices resulted in a $(5.4) million, $(14.5) million and $22.2 million increase (decrease) to the reinsurer’s regulatory capital and surplus as of December 31, 2025, 2024 and 2023, respectively, and a $(73.0) million $104.9 million and $(190.4) million increase (decrease) to the reinsurer’s net income for the years ended December 31, 2025, 2024 and 2023, respectively.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2025, Principal Life met the minimum RBC requirements.

Statutory net income (loss) and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2025	2024	2023

	(in millions)
Statutory net income	$1,128.8	$1,093.6	$1,285.0
Statutory capital and surplus	4,802.3	4,695.5	4,753.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

Segment Assets

	December 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions	$238,141.5	$222,967.0
Principal Asset Management	52,267.1	43,029.4
Benefits and Protection	48,165.5	46,006.7
Corporate	2,802.4	1,660.5
Total assets per consolidated statements of financial position	$341,376.5	$313,663.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

Segment Operating Revenues

	For the year ended December 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$4,806.7	$1,848.2	$4,274.1	$269.3	$11,198.3
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(70.3)	—	28.8	—	(41.5)
Net investment income included in operating revenues	3,409.3	437.2	653.3	193.3	4,693.1
Operating revenues from equity method investments	—	209.6	—	(0.4)	209.2
Inter-segment operating revenues	36.2	315.9	8.9	325.9	686.9
Eliminations of inter-segment operating revenues	—	—	—	(686.9)	(686.9)
Segment operating revenues (3)	$8,181.9	$2,810.9	$4,965.1	$101.2	16,059.1
Net realized capital gains, net of related revenue adjustments					41.0
Revenues from exited business (4)					(364.4)
Adjustments related to equity method investments					(69.4)
Market risk benefit derivative settlements					(40.8)
Total revenues per consolidated statements of operations					$15,625.5

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$4,957.8	$1,824.5	$4,142.5	$240.9	$11,165.7
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(74.7)	—	25.1	—	(49.6)
Net investment income included in operating revenues	3,040.5	426.7	613.6	200.4	4,281.2
Operating revenues from equity method investments	—	235.4	—	(0.4)	235.0
Inter-segment operating revenues	52.5	303.8	7.8	285.5	649.6
Eliminations of inter-segment operating revenues	—	—	—	(649.6)	(649.6)
Segment operating revenues (3)	$7,976.1	$2,790.4	$4,789.0	$76.8	15,632.3
Net realized capital gains, net of related revenue adjustments					102.7
Revenues from exited business (4)					513.3
Adjustments related to equity method investments					(74.8)
Market risk benefit derivative settlements					(45.8)
Total revenues per consolidated statements of operations					$16,127.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$4,647.5	$1,775.5	$3,938.1	$204.7	$10,565.8
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(80.6)	—	12.7	—	(67.9)
Net investment income included in operating revenues	2,648.1	492.7	584.4	220.8	3,946.0
Operating revenues from equity method investments	—	216.3	—	—	216.3
Inter-segment operating revenues	35.2	297.8	16.1	202.6	551.7
Eliminations of inter-segment operating revenues	—	—	—	(551.7)	(551.7)
Segment operating revenues (3)	$7,250.2	$2,782.3	$4,551.3	$76.4	14,660.2
Net realized capital gains, net of related revenue adjustments					57.9
Revenues from exited business (4)					(927.5)
Adjustments related to equity method investments					(78.9)
Market risk benefit derivative settlements					(45.9)
Total revenues per consolidated statements of operations					$13,665.8
(1)	Includes amounts reported in premiums and other considerations as well as fees and other revenues on the consolidated statement of operations.
(2)	Includes certain revenues associated with our exited U.S. retail fixed annuity and ULSG businesses and fees associated with net realized capital gains (losses) that are not included in segment operating revenue.
(3)	See Note 21, Revenues from Contracts with Customers, for additional detail relating to segment operating revenues.
(4)	Revenues from exited business included:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Change in fair value of funds withheld embedded derivative	$(381.1)	$447.4	$(1,085.7)
Net realized capital gains on funds withheld assets	43.2	87.7	165.0
Amortization of reinsurance gain	2.4	3.3	5.9
Other impacts of exited business	(28.9)	(25.1)	(12.7)
Total revenues from exited business	$(364.4)	$513.3	$(927.5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

Segment Expenses

The expense categories within total segment expenses included:

	For the year ended December 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$5,251.9	$297.7	$2,807.9	$20.9
Liability for future policy benefits remeasurement (gain) loss	(17.9)	(0.4)	67.8	—
Market risk benefit remeasurement loss	3.8	—	—	—
Dividends to policyholders	0.2	—	91.5	—
Commission expense	293.2	200.3	554.0	106.3
Capitalization of deferred acquisition costs and contract costs	(166.7)	(37.2)	(308.9)	—
Amortization of deferred acquisition costs and contract costs	86.5	32.4	256.8	—
Depreciation and amortization	74.2	56.8	17.2	16.2
Interest expense on corporate debt	—	1.5	—	175.8
Compensation and other	1,470.5	1,313.1	955.6	170.8
Total operating expenses	1,757.7	1,566.9	1,474.7	469.1
Total segment expenses	$6,995.7	$1,864.2	$4,441.9	$490.0	$13,791.8
Net realized capital losses expense adjustments					191.0
Market risk benefit derivative settlements					(40.8)
Expenses from exited business (1)					267.5
Total expenses per consolidated statements of operations					$14,209.5

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$5,147.7	$362.2	$2,638.4	$5.7
Liability for future policy benefits remeasurement (gain) loss	(4.9)	1.0	154.5	—
Market risk benefit remeasurement loss	32.2	—	—	—
Dividends to policyholders	0.2	—	99.7	—
Commission expense	268.6	189.7	537.4	80.2
Capitalization of deferred acquisition costs and contract costs	(143.2)	(31.2)	(316.2)	—
Amortization of deferred acquisition costs and contract costs	80.4	32.6	253.0	—
Depreciation and amortization	80.5	66.4	21.0	18.8
Interest expense on corporate debt	—	3.3	—	166.9
Compensation and other	1,458.9	1,290.8	938.0	176.4
Total operating expenses	1,745.2	1,551.6	1,433.2	442.3
Total segment expenses	$6,920.4	$1,914.8	$4,325.8	$448.0	$13,609.0
Net realized capital losses expense adjustments					245.0
Market risk benefit derivative settlements					(45.8)
Expenses from exited business (1)					429.9
Total expenses per consolidated statements of operations					$14,238.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$4,624.0	$422.9	$2,576.3	$9.4
Liability for future policy benefits remeasurement (gain) loss	(68.0)	0.9	16.0	—
Market risk benefit remeasurement loss	3.7	—	—	—
Dividends to policyholders	0.2	—	89.0	—
Commission expense	201.4	178.0	496.7	67.2
Capitalization of deferred acquisition costs and contract costs	(93.7)	(28.1)	(307.5)	—
Amortization of deferred acquisition costs and contract costs	78.6	31.8	247.6	—
Depreciation and amortization	85.3	76.0	23.9	17.7
Interest expense on corporate debt	—	3.7	—	171.6
Compensation and other	1,367.3	1,272.8	871.7	187.7
Total operating expenses	1,638.9	1,534.2	1,332.4	444.2
Total segment expenses	$6,198.8	$1,958.0	$4,013.7	$453.6	$12,624.1
Net realized capital losses expense adjustments					146.5
Market risk benefit derivative settlements					(45.9)
Expenses from exited business (1)					202.3
Total expenses per consolidated statements of operations					$12,927.0

(1)Expenses from exited business included:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Amortization of reinsurance loss	$86.5	$592.9	$74.6
Other impacts of exited business	181.0	(163.0)	127.7
Total expenses from exited business	$267.5	$429.9	$202.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

Segment Pre-Tax Operating Earnings

	For the year ended December 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$1,185.6	$930.2	$523.2	$(381.2)	$2,257.8
Pre-tax net realized capital losses, as adjusted (1)					(150.0)
Pre-tax loss from exited business (2)					(631.9)
Adjustments related to equity method investments and noncontrolling interest					(59.9)
Total income before income taxes per consolidated statements of operations					$1,416.0

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$1,056.2	$861.2	$463.2	$(375.6)	$2,005.0
Pre-tax net realized capital losses, as adjusted (1)					(142.3)
Pre-tax income from exited business (2)					83.4
Adjustments related to equity method investments and noncontrolling interest					(56.5)
Total income before income taxes per consolidated statements of operations					$1,889.6

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$1,051.4	$817.7	$537.6	$(396.8)	$2,009.9
Pre-tax net realized capital losses, as adjusted (1)					(88.6)
Pre-tax loss from exited business (2)					(1,129.8)
Adjustments related to equity method investments and noncontrolling interest					(52.7)
Total income before income taxes per consolidated statements of operations					$738.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

(1)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Net realized capital gains (losses)	$27.7	$(27.3)	$(72.2)
Derivative and hedging-related revenue adjustments	(101.4)	46.0	23.3
Market value adjustments to fee revenues	(0.1)	0.1	1.3
Certain variable annuity fees	68.0	71.3	73.3
Equity method investments	5.3	(17.3)	8.8
Sponsored investment funds and other adjustments	41.5	29.9	23.4
Net realized capital gains, net of related revenue adjustments	41.0	102.7	57.9
Amortization of actuarial balances	(14.5)	(1.8)	(0.2)
Capital gains distributed	(54.0)	(171.1)	(78.5)
Derivative and hedging-related expense adjustments	1.6	(3.5)	1.8
Market value adjustments of market risk benefits	(100.1)	(43.9)	(71.3)
Market value adjustments of embedded derivatives	(24.0)	(24.7)	1.7
Net realized capital losses, net of related expense adjustments	(191.0)	(245.0)	(146.5)
Pre-tax net realized capital losses, as adjusted (a)	$(150.0)	$(142.3)	$(88.6)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(2)	Pre-tax income (loss) from exited business included:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Change in fair value of funds withheld embedded derivative	$(381.1)	$447.4	$(1,085.7)
Net realized capital gains on funds withheld assets	43.2	87.7	165.0
Amortization of reinsurance loss	(84.1)	(589.6)	(68.7)
Other impacts of exited business	(209.9)	137.9	(140.4)
Total pre-tax income (loss) from exited business	$(631.9)	$83.4	$(1,129.8)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

20. Segment Information – (continued)

Income Tax Expense

	For the year ended December 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment income tax expense (benefit)	$140.0	$253.7	$101.2	$(102.6)	$392.3
Tax benefit related to net realized capital losses, as adjusted					(33.5)
Tax benefit from exited business (1)					(129.8)
Certain adjustments related to equity method investments and noncontrolling interest					(68.5)
Total income taxes per consolidated statements of operations					$160.5

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment income tax expense (benefit)	$129.3	$230.8	$89.0	$(84.6)	$364.5
Tax benefit related to net realized capital losses, as adjusted					(16.1)
Tax expense from exited business (1)					17.6
Certain adjustments related to equity method investments and noncontrolling interest					(74.3)
Total income taxes per consolidated statements of operations					$291.7

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment income tax expense (benefit)	$130.9	$220.7	$97.7	$(42.2)	$407.1
Tax benefit related to net realized capital losses, as adjusted					(22.0)
Tax benefit from exited business (1)					(238.1)
Certain adjustments related to equity method investments and noncontrolling interest					(78.3)
Total income taxes per consolidated statements of operations					$68.7
(1)	Income tax expense (benefit) related to exited business included:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Change in fair value of funds withheld embedded derivative	$(80.0)	$94.0	$(228.0)
Net realized capital gains on funds withheld assets	9.1	18.4	34.6
Global Intangible Low-Taxed Income allocated to exited business	—	—	(0.9)
Amortization of reinsurance loss	(17.7)	(123.8)	(14.4)
Other impacts of exited business	(41.2)	29.0	(29.4)
Total income tax expense (benefit) related to exited business	$(129.8)	$17.6	$(238.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

21. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$606.7	$667.1	$556.3
Principal Asset Management:
Investment Management	1,757.8	1,694.5	1,627.6
International Pension	363.7	371.6	383.1
Eliminations	(19.8)	(15.8)	(21.1)
Total Principal Asset Management	2,101.7	2,050.3	1,989.6
Benefits and Protection:
Specialty Benefits	15.4	15.4	15.9
Life Insurance	93.0	94.4	74.0
Eliminations	(0.1)	(0.1)	(0.1)
Total Benefits and Protection	108.3	109.7	89.8
Corporate	245.8	226.3	179.2
Total segment revenue from contracts with customers	3,062.5	3,053.4	2,814.9
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,292.0	1,192.4	1,200.5
Pre-tax other adjustments (2)	70.3	74.7	80.5
Total fees and other revenues per consolidated statements of operations	$4,424.8	$4,320.5	$4,095.9
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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

December 31, 2025

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Administrative service fee revenue	$587.5	$651.1	$539.5
Deposit account fee revenue	13.3	12.4	11.3
Commission income	5.9	3.6	1.9
Other fee revenue	—	—	3.6
Total revenues from contracts with customers	606.7	667.1	556.3
Fees and other revenues not within the scope of revenue recognition guidance	1,190.4	1,123.3	1,118.7
Total fees and other revenues	1,797.1	1,790.4	1,675.0
Premiums and other considerations	2,979.1	3,136.9	2,935.0
Net investment income	3,405.7	3,048.8	2,640.2
Total operating revenues	$8,181.9	$7,976.1	$7,250.2

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

21. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Investment Management:
Management fee revenue	$1,592.2	$1,533.8	$1,441.0
Other fee revenue	165.6	160.7	186.6
Total revenues from contracts with customers	1,757.8	1,694.5	1,627.6
Fees and other revenues not within the scope of revenue recognition guidance	29.5	20.9	24.4
Total fees and other revenues	1,787.3	1,715.4	1,652.0
Net investment income	100.2	105.3	97.6
Total operating revenues	$1,887.5	$1,820.7	$1,749.6

	For the year ended December 31,
	2025	2024	2023

	(in millions)
International Pension:
Management fee revenue	$349.6	$356.6	$363.8
Other fee revenue	14.1	15.0	19.3
Total revenues from contracts with customers	363.7	371.6	383.1
Fees and other revenues not within the scope of revenue recognition guidance	9.6	5.4	5.8
Total fees and other revenues	373.3	377.0	388.9
Premiums and other considerations	5.9	28.7	29.0
Net investment income	564.0	580.4	636.8
Total operating revenues	$943.2	$986.1	$1,054.7

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

21. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Specialty Benefits:
Administrative service fees	$15.4	$15.4	$15.9
Total revenues from contracts with customers	15.4	15.4	15.9
Fees and other revenues not within the scope of revenue recognition guidance	17.3	17.9	18.2
Total fees and other revenues	32.7	33.3	34.1
Premiums and other considerations	3,330.0	3,223.9	3,020.9
Net investment income	208.1	191.6	174.4
Total operating revenues	$3,570.8	$3,448.8	$3,229.4

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Life Insurance:
Administrative service fees	$44.5	$39.3	$31.2
Commission income	48.5	55.1	42.8
Total revenues from contracts with customers	93.0	94.4	74.0
Fees and other revenues not within the scope of revenue recognition guidance	364.9	341.5	333.3
Total fees and other revenues	457.9	435.9	407.3
Premiums and other considerations	500.3	491.6	514.9
Net investment income	436.8	413.5	401.5
Total operating revenues	$1,395.0	$1,341.0	$1,323.7

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

December 31, 2025

21. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Commission income	$539.6	$482.0	$373.9
Other fee revenue	99.3	89.1	84.1
Eliminations	(393.1)	(344.8)	(278.8)
Total revenues from contracts with customers	245.8	226.3	179.2
Fees and other revenues not within the scope of revenue recognition guidance	(319.7)	(315.9)	(299.0)
Total fees and other revenues	(73.9)	(89.6)	(119.8)
Premiums and other considerations	(5.4)	(5.2)	(14.5)
Net investment income	180.5	171.6	210.7
Total operating revenues	$101.2	$76.8	$76.4

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $183.3 million and $198.9 million as of December 31, 2025 and December 31, 2024, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2025, 2024 and 2023, $80.5 million, $38.5 million and $38.3 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations Additionally, for the years ended December 31, 2025, 2024 and 2023, $45.4 million, $0.0 million and $0.0 million, respectively, of impairment loss was recognized in operating expenses on the consolidated statements of operations in relation to the costs capitalized. See Note 2, Goodwill and Other Intangible Assets, for further details of the agreement with BCT that led to the 2025 impairment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

22. Stock-Based Compensation Plans

As of December 31, 2025, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2025 required a fair value adjustment.

As of December 31, 2025, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 19.1 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Compensation cost	$119.3	$106.8	$97.7
Related income tax benefit	27.7	23.9	23.1
Capitalized as part of an asset	1.2	1.1	1.1

Nonqualified Stock Options

No nonqualified stock options were granted to employees during 2025, 2024 and 2023. Previously, nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2025	2.1	$56.03
Exercised	0.2	50.74
Options outstanding as of December 31, 2025	1.9	$56.76	$58.7
Options vested or expected to vest as of December 31, 2025	1.9	$56.76	$58.7
Options exercisable as of December 31, 2025	1.9	$56.76	$58.7

The total intrinsic value of stock options exercised was $8.4 million, $21.7 million and $15.2 million during 2025, 2024, and 2023, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

22. Stock-Based Compensation Plans – (continued)

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2025:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$37.38 - $52.41	0.6	4.1
$52.42 - $55.89	0.3	3.2
$55.90 - $60.70	0.5	5.2
$60.71 - $63.38	0.1	1.2
$63.39 - $63.98	0.4	2.2
$37.38 - $63.98	1.9

The weighted-average remaining contractual lives for stock options exercisable is approximately 3.7 years as of December 31, 2025.

As of December 31, 2025, we did not have any unrecognized compensation cost related to nonvested stock options.

Cash received from stock options exercised under these share-based payment arrangements during 2025, 2024 and 2023 was $13.0 million, $36.4 million and $25.0 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2025, 2024 and 2023 was $1.3 million, $8.4 million and $5.5 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2021 Stock Incentive Plan, the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. The performance share awards include a relative total shareholder return modifier under which the number of shares ultimately awarded is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.3 million and 0.3 million in 2025, 2024 and 2023, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

22. Stock-Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2025	0.9	$77.38
Granted	0.3	90.41
Vested	0.2	64.37
Canceled	0.1	74.55
Nonvested performance share awards as of December 31, 2025	0.9	$84.41

The total intrinsic value of performance share awards vested was $17.0 million, $11.4 million and $11.0 million during 2025, 2024 and 2023, respectively.

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

The fair value of performance share awards is determined using a Monte Carlo simulation model of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2025, 2024 and 2023 was $90.41, $82.52 and $91.47, respectively.

As of December 31, 2025, we had $16.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2025, 2024 and 2023 was $5.2 million, $7.0 million and $7.7 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.0 million, 1.1 million and 0.9 million in 2025, 2024 and 2023, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

22. Stock-Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2025	3.0	$78.92
Granted	1.0	84.75
Vested	1.1	70.83
Canceled	0.1	84.20
Nonvested restricted stock units as of December 31, 2025	2.8	$84.20

The total intrinsic value of restricted stock units vested was $109.5 million, $89.9 million and $102.8 during 2025, 2024 and 2023, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2025, 2024 and 2023 was $84.75, $80.25 and $87.71, respectively.

As of December 31, 2025, we had $65.1 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2025, 2024 and 2023 was $21.8 million, $32.7 million and $35.9 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees may purchase shares of our common stock at a price equal to 90% of the shares’ fair market value as of the end of the purchase period. Under the Employee Stock Purchase Plan, employees purchased 0.4 million, 0.4 million and 0.5 million shares during 2025, 2024 and 2023, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $8.36, $8.30 and $7.49 during 2025, 2024 and 2023, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $3.4 million, $3.4 million and $3.6 million during 2025, 2024 and 2023, respectively.

Cash received from shares issued under these share-based payment arrangements for 2025, 2024 and 2023 was $30.6 million, $31.0 million and $32.8 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2025, 2024 and 2023 was $0.3 million, $0.3 million and $0.3 million, respectively.

As of December 31, 2025, a total of 2.1 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2025

23. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2025	2024	2023

	(in millions, except per share data)
Net income	$1,255.5	$1,597.9	$670.1
Subtract:
Net income attributable to noncontrolling interest	70.4	26.9	46.9
Total	$1,185.1	$1,571.0	$623.2
Weighted-average shares outstanding:
Basic	222.8	232.0	241.3
Dilutive effects:
Stock options	0.6	0.8	0.9
Restricted stock units	1.9	2.0	2.0
Performance share awards	0.4	0.5	0.4
Diluted	225.7	235.3	244.6
Net income per common share:
Basic	$5.32	$6.77	$2.58
Diluted	$5.25	$6.68	$2.55

The calculation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

24. Subsequent Event

On January 19, 2026, an agreement with Banco Santander, S.A. (“Santander”) was announced whereby Santander will acquire our annuities business in Chile, Principal Compañía de Seguros de Vida Chile S.A. (“Vida”), subject to regulatory approvals. The transaction is structured such that the Vida legal entity will be sold excluding its universal life and asset management business, which will be carved out prior to the sale. We expect the transaction to close in the third quarter of 2026. We expect to incur an estimated $280.0 million pre-tax net realized capital loss on the disposal primarily due to recognizing into income our accumulated foreign currency translation adjustment in a loss position. We do not expect a material impact to our Principal Asset Management segment pre-tax operating earnings upon completion of the sale.

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

Our Chief Executive Officer, Deanna D. Strable-Soethout, and our Chief Financial Officer, Joel M. Pitz, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2025, and have concluded our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Deanna D. Strable-Soethout, and our Chief Financial Officer, Joel M. Pitz, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.’s internal control over financial reporting was effective as of December 31, 2025.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.’s proxy statement relating to the 2026 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC on or about April 6, 2026, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

In general, we have two compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2021 Stock Incentive Plan and the Principal Financial Group, Inc. Employee Stock Purchase Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2025, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2025, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price of		equity compensation
	exercise of outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
Equity compensation plans approved by our stockholders (1)	6,186,949	(2)	$56.76	(3)	21,204,424	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—
(1)	The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. On May 19, 2020, our shareholders approved the Principal Financial Group, Inc. 2020 Directors Stock Plan. On May 18, 2021, our shareholders approved the Principal Financial Group, Inc. 2021 Stock Incentive Plan.
(2)	Includes 1,867,782 options outstanding under the employee stock incentive plans, 921,407 performance shares under the employee stock incentive plans, 3,156,608 restricted stock units under the employee stock incentive plans, 185,873 restricted stock units under the directors stock plans and 55,279 other stock-based awards under the director stock plans for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
(3)	The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.
(4)	This number includes 2,149,581 shares remaining for issuance under the Employee Stock Purchase Plan and 19,054,843 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2021 Stock Incentive Plan.

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

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 pertaining to principal accounting fees and services is set forth in the Proxy Statement under the caption, “Ratification of Independent Public Accounting Firm,” and is incorporated herein by reference.

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

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.11.3	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement, effective December 18, 2021	10-K	February 11,2022
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.14.1	The Principal Financial Group, Inc. Executive Severance Plan effective September 1, 2021	10-Q	October 28, 2021
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees.	10-K	February 14, 2020
97	Principal Financial Group, Inc. Mandatory Compensation Recovery Policy	10-K	February 20, 2024
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
19	Principal Financial Group, Inc. Insider Trading Policy as of December 31, 2025
21	Principal Financial Group, Inc. Member Companies as of December 31, 2025
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Deanna D. Strable-Soethout
31.2	Certification of Joel M. Pitz
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Joel M. Pitz
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 18, 2026	By	/s/ JOEL M. PITZ Joel M. Pitz Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 18, 2026

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/S/ H. ELIZABETH MITCHELL
	Deanna D. Strable-Soethout		H. Elizabeth Mitchell
	Chair, President, Chief Executive Officer and Director		Director

By	/s/ JOEL M. PITZ	By	/S/ CLAUDIO N. MURUZABAL
	Joel M. Pitz		Claudio N. Muruzabal
	Executive Vice President and Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ JONATHAN S. AUERBACH	By	/S/ DIANE C. NORDIN
	Jonathan S. Auerbach		Diane C. Nordin
	Director		Director

By	/s/ MARY E. BEAMS	By	/S/ BLAIR C. PICKERELL
	Mary E. Beams		Blair C. Pickerell
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/s/ CLARE S. RICHER
	Jocelyn Carter-Miller		Clare S. Richer
	Director		Director

By	/s/ ROGER C. HOCHSCHILD	By	/s/ ALREDO RIVERA
	Roger C. Hochschild		Alfredo Rivera
	Director		Director

By	/S/ SCOTT M. MILLS
Scott M. Mills
Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2025

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,126.2	$1,867.6	$1,867.6
States, municipalities and political subdivisions	8,107.8	7,138.7	7,138.7
Foreign governments	554.7	517.7	517.7
Public utilities	6,042.4	4,857.5	4,857.5
Redeemable preferred stock	250.1	237.5	237.5
All other corporate bonds	33,575.1	32,452.5	32,452.5
Residential mortgage-backed pass-through securities	3,868.4	3,805.1	3,805.1
Commercial mortgage-backed securities	5,659.6	5,371.6	5,371.6
Collateralized debt obligations	6,417.4	6,422.3	6,422.3
Other debt obligations	10,981.2	10,690.2	10,690.2
Unallocated portfolio layer method basis adjustment	(16.9)	—	—
Total fixed maturities, available-for-sale	77,566.0	73,360.7	73,360.7
Fixed maturities, trading	1,243.8	1,243.8	1,243.8
Equity securities:
Banks, trust and insurance companies	391.2	391.2	391.2
Public utilities	0.5	0.5	0.5
Industrial, miscellaneous and all other	1,592.3	1,592.3	1,592.3
Other corporate	143.1	143.1	143.1
Non-redeemable preferred stock	110.2	110.2	110.2
Total equity securities	2,237.3	2,237.3	2,237.3
Mortgage loans	21,008.3	XXXX	21,008.3
Real estate, net:
Real estate acquired in satisfaction of debt	1.3	XXXX	1.3
Other real estate	2,408.4	XXXX	2,408.4
Policy loans	866.7	XXXX	866.7
Other investments	9,775.0	XXXX	9,775.0
Total investments	$115,106.8	XXXX	$110,901.5

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2025	2024

	(in millions)
Assets
Fixed maturities, available-for-sale	$13.4	$14.5
Other investments	12.6	12.1
Cash and cash equivalents	110.4	31.8
Income taxes currently receivable	0.9	1.9
Deferred income taxes	276.6	283.0
Amounts receivable from subsidiaries	19.7	15.8
Other assets	30.4	22.3
Investment in unconsolidated entities	15,663.3	14,987.1
Total assets	$16,127.3	$15,368.5

Liabilities
Long-term debt	$3,923.4	$3,930.6
Accrued investment payable	35.1	30.6
Pension liability	272.2	308.4
Other liabilities	12.7	12.5
Total liabilities	4,243.4	4,282.1

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 496,884,232 and 494,734,908 shares issued as of 2025 and 2024; 217,380,912 and 226,225,161 shares outstanding as of 2025 and 2024	5.0	4.9
Additional paid-in capital	11,275.4	11,100.9
Retained earnings	18,071.3	17,583.5
Accumulated other comprehensive loss	(4,188.4)	(5,224.8)
Treasury stock, at cost (279,503,320 and 268,509,747 shares as of 2025 and 2024)	(13,279.4)	(12,378.1)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,883.9	11,086.4
Total liabilities and stockholders’ equity	$16,127.3	$15,368.5

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Revenues
Net investment income	$3.2	$7.9	$14.7
Net realized capital gains	0.3	—	—
Total revenues	3.5	7.9	14.7

Expenses
Other operating costs and expenses	227.7	207.5	224.0
Total expenses	227.7	207.5	224.0

Loss before income taxes	(224.2)	(199.6)	(209.3)
Income tax benefits	(46.3)	(31.8)	(44.7)
Equity in the net income of subsidiaries	1,363.0	1,738.8	787.8

Net income attributable to Principal Financial Group, Inc.	$1,185.1	$1,571.0	$623.2

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2025	2024	2023

	(in millions)
Operating activities
Net income	$1,185.1	$1,571.0	$623.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized capital gains	(0.3)	—	—
Stock-based compensation	1.6	1.6	1.7
Equity in the net income of subsidiaries	(1,363.0)	(1,738.8)	(787.8)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	388.7	—	—
Current and deferred income taxes (benefits)	13.5	(33.5)	(10.7)
Other	1.8	47.1	27.0
Net cash provided by (used in) operating activities	227.4	(152.6)	(146.6)
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Maturities	1.6	1.4	1.9
Net purchases of property and equipment	—	—	(0.1)
Net change in other investments	(0.5)	—	0.6
Dividends and returns of capital received from unconsolidated entities	1,793.1	1,545.4	1,239.0
Net cash provided by investing activities	1,794.2	1,546.8	1,241.4
Financing activities
Issuance of common stock	43.7	67.7	57.8
Acquisition of treasury stock	(902.7)	(1,042.4)	(740.4)
Dividends to common stockholders	(684.0)	(658.4)	(625.5)
Principal repayments of long-term debt	(400.0)	—	(700.0)
Issuance of long-term debt	—	—	691.5
Net cash used in financing activities	(1,943.0)	(1,633.1)	(1,316.6)

Net increase (decrease) in cash and cash equivalents	78.6	(238.9)	(221.8)
Cash and cash equivalents at beginning of year	31.8	270.7	492.5

Cash and cash equivalents at end of year	$110.4	$31.8	$270.7

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $1,064.7 million and $1,014.5 million of plan assets and $865.5 million and $827.0 million of benefit plan liabilities as of December 31, 2025 and 2024, respectively.

(2)   Dividends and Returns of Capital Received from Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $1,793.1 million, $1,545.4 million and $1,239.0 million from subsidiaries in 2025, 2024 and 2023, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2025 and 2024 and for each of the years ended December 31, 2025, 2024 and 2023

				Contractholder
	Deferred		Future policy	and other	Market risk
	acquisition	Market risk	benefits and	policyholder	benefit
Segment	costs	benefit asset	claims	funds	liability

	(in millions)
2025:
Retirement and Income Solutions	$1,016.5	$197.1	$32,044.4	$38,404.1	$66.9
Principal Asset Management	1.3	—	4,603.7	440.7	—
Benefits and Protection	3,053.8	—	14,915.2	7,833.3	—
Corporate	—	—	186.4	(357.0)	—
Total	$4,071.6	$197.1	$51,749.7	$46,321.1	$66.9

2024:
Retirement and Income Solutions	$957.2	$199.5	$29,818.3	$36,027.0	$62.1
Principal Asset Management	5.9	—	4,129.0	457.8	—
Benefits and Protection	3,043.8	—	14,046.4	7,940.8	—
Corporate	—	—	185.7	(359.6)	—
Total	$4,006.9	$199.5	$48,179.4	$44,066.0	$62.1

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2025 and 2024 and for each of the years ended December 31, 2025, 2024 and 2023

				Liability for
			Benefits,	future policy	Market risk	Amortization of
	Premiums and	Net	claims and	benefits	benefit	deferred	Other
	other	investment	settlement	remeasurement	remeasurement	acquisition	operating
Segment	considerations	income (2)	expenses	(gain) loss	(gain) loss (1)	costs	expenses (2)

	(in millions)
2025:
Retirement and Income Solutions	$2,979.1	$3,300.8	$5,291.6	$(17.6)	$63.1	$96.1	$1,689.0
Principal Asset Management	5.9	586.7	322.8	(0.4)	—	5.0	1,639.9
Benefits and Protection	3,800.8	633.0	2,929.2	74.4	—	298.9	1,221.1
Corporate	(5.4)	210.0	20.9	—	—	—	483.8
Total	$6,780.4	$4,730.5	$8,564.5	$56.4	$63.1	$400.0	$5,033.8

2024:
Retirement and Income Solutions	$3,136.9	$3,061.6	$5,183.5	$(14.5)	$50.6	$95.2	$1,685.3
Principal Asset Management	28.7	568.3	423.0	1.0	(20.3)	1.1	1,565.4
Benefits and Protection	3,689.8	594.5	2,460.4	684.9	—	296.2	1,182.8
Corporate	(5.2)	224.8	5.7	—	—	—	537.9
Total	$6,850.2	$4,449.2	$8,072.6	$671.4	$30.3	$392.5	$4,971.4

2023:
Retirement and Income Solutions	$2,935.0	$2,674.3	$4,653.5	$(68.5)	$33.7	$95.8	$1,590.7
Principal Asset Management	29.0	628.6	477.6	0.9	(4.6)	1.1	1,544.2
Benefits and Protection	3,521.4	549.5	2,647.7	16.0	—	292.9	1,088.0
Corporate	(14.5)	239.5	9.4	—	—	—	459.4
Total	$6,470.9	$4,091.9	$7,788.2	$(51.6)	$29.1	$389.8	$4,682.3
(1)	The Principal Asset Management segment offered defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events. These were closed in the second quarter of 2024.
(2)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

Schedule IV - Reinsurance

As of December 31, 2025, 2024 and 2023 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net

	($ in millions)
2025:
Life insurance in force	$764,018.1	$243,754.0	$154.3	$520,418.4	—%

Premiums:
Life insurance and annuities	$4,544.5	$396.3	$0.5	$4,148.7	—%
Accident and health insurance	2,785.3	153.6	—	2,631.7	—%
Total	$7,329.8	$549.9	$0.5	$6,780.4	—%

2024:
Life insurance in force	$741,781.1	$236,556.4	$298.8	$505,523.5	0.1%

Premiums:
Life insurance and annuities	$4,674.8	$380.8	$0.6	$4,294.6	—%
Accident and health insurance	2,706.4	150.8	—	2,555.6	—%
Total	$7,381.2	$531.6	$0.6	$6,850.2	—%

2023:
Life insurance in force	$717,991.5	$230,126.5	$446.6	$488,311.6	0.1%

Premiums:
Life insurance and annuities	$4,384.6	$335.1	$0.9	$4,050.4	—%
Accident and health insurance	2,576.7	156.2	—	2,420.5	—%
Total	$6,961.3	$491.3	$0.9	$6,470.9	—%