Form 10-Q
period 2026-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2026-07-29
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 22, 2026, was 214,104,641.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

	June 30,	December 31,
	2026	2025
	(Unaudited)
	(in millions, except share amounts)
Assets
Fixed maturities, available-for-sale (1)	$73,986.3	$73,360.7
Fixed maturities, trading (2026 and 2025 include $150.6 million and $185.0 million related to consolidated variable interest entities)	1,087.7	1,243.8
Equity securities (2026 and 2025 include $432.8 million and $428.6 million related to consolidated variable interest entities)	2,603.4	2,237.3
Mortgage loans (2026 and 2025 include $680.5 million and $726.5 million related to consolidated variable interest entities)	21,092.7	21,008.3
Real estate (2026 and 2025 include $854.0 million and $819.4 million related to consolidated variable interest entities)	2,447.8	2,409.7
Policy loans	875.5	866.7
Other investments (2026 and 2025 include $981.1 million and $838.4 million related to consolidated variable interest entities and $88.2 million and $167.1 million measured at fair value under the fair value option)	10,908.2	9,775.0
Total investments	113,001.6	110,901.5
Cash and cash equivalents (2026 and 2025 include $103.2 million and $89.1 million related to consolidated variable interest entities)	5,259.5	4,431.0
Accrued investment income (2026 and 2025 include $48.9 million and $43.8 million related to consolidated variable interest entities)	917.3	870.9
Reinsurance recoverable and deposit receivable	18,589.1	19,000.1
Premiums due and other receivables	3,796.5	3,894.5
Deferred acquisition costs	4,102.1	4,071.6
Market risk benefit asset	202.8	197.1
Property and equipment	778.7	701.4
Goodwill	1,595.4	1,600.5
Other intangibles	1,263.1	1,267.0
Separate account assets (2026 and 2025 include $43,323.8 million and $41,450.5 million related to consolidated variable interest entities)	202,396.0	193,622.6
Other assets	850.2	818.3
Total assets	$352,752.3	$341,376.5
Liabilities
Contractholder funds	$47,068.4	$45,380.3
Future policy benefits and claims	51,248.1	51,749.7
Market risk benefit liability	65.9	66.9
Other policyholder funds	944.0	940.8
Short-term debt	16.2	27.7
Long-term debt	4,324.4	3,926.3
Income taxes currently payable	16.8	29.5
Deferred income taxes	1,932.1	1,856.4
Separate account liabilities (2026 and 2025 include $43,323.8 million and $41,450.5 million related to consolidated variable interest entities)	202,396.0	193,622.6
Funds withheld payable	17,370.2	17,783.4
Other liabilities (2026 and 2025 include $71.2 million and $69.4 million related to consolidated variable interest entities)	14,480.7	13,601.6
Total liabilities	339,862.8	328,985.2

Redeemable noncontrolling interest (2026 and 2025 include $672.1 million and $440.9 million related to consolidated variable interest entities)	711.7	474.3

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 499,185,352 and 496,884,232 shares issued as of 2026 and 2025; 214,635,434 and 217,380,912 shares outstanding as of 2026 and 2025	5.0	5.0
Additional paid-in capital	11,429.0	11,275.4
Retained earnings	18,542.2	18,071.3
Accumulated other comprehensive loss	(4,065.8)	(4,188.4)
Treasury stock, at cost; 284,549,918 and 279,503,320 shares as of 2026 and 2025	(13,767.6)	(13,279.4)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	12,142.8	11,883.9
Noncontrolling interest	35.0	33.1
Total stockholders’ equity	12,177.8	11,917.0
Total liabilities and stockholders’ equity	$352,752.3	$341,376.5
(1)	See Note 3, Investments, for further details relating to the amortized cost of fixed maturities, available-for-sale.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,460.8	$1,396.5	$2,608.9	$3,147.8
Fees and other revenues	1,146.0	1,082.6	2,263.3	2,160.3
Net investment income	1,301.8	1,162.8	2,500.8	2,328.5
Net realized capital gains (losses) (1)	109.7	5.4	(12.4)	(111.7)
Net realized capital gains (losses) on funds withheld assets (1)	(8.1)	3.7	1.3	31.7
Change in fair value of funds withheld embedded derivative	(104.4)	20.3	73.0	(189.4)
Total revenues	3,905.8	3,671.3	7,434.9	7,367.2
Expenses
Benefits, claims and settlement expenses	1,992.1	1,839.9	3,603.2	4,059.9
Liability for future policy benefits remeasurement (gain) loss	7.4	(4.3)	(7.3)	(2.1)
Market risk benefit remeasurement (gain) loss	(14.5)	14.3	26.0	49.0
Dividends to policyholders	23.9	22.9	54.5	42.0
Operating expenses	1,400.6	1,295.4	2,780.4	2,686.4
Total expenses	3,409.5	3,168.2	6,456.8	6,835.2
Income before income taxes	496.3	503.1	978.1	532.0
Income taxes	66.0	69.6	134.9	35.6
Net income	430.3	433.5	843.2	496.4
Net income attributable to noncontrolling interest	26.9	27.3	15.2	42.1
Net income attributable to Principal Financial Group, Inc.	$403.4	$406.2	$828.0	$454.3

Earnings per common share
Basic earnings per common share	$1.87	$1.81	$3.82	$2.02

Diluted earnings per common share	$1.84	$1.79	$3.77	$2.00
(1)	Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Net income	$430.3	$433.5	$843.2	$496.4
Other comprehensive income, net:
Net unrealized gains (losses) on available-for-sale securities	196.0	248.9	(382.5)	838.3
Net unrealized gains (losses) on derivative instruments	(21.8)	(164.7)	32.7	(150.6)
Liability for future policy benefits discount rate remeasurement gain (loss)	70.8	(82.5)	460.5	(332.3)
Market risk benefit nonperformance risk remeasurement gain (loss)	(2.0)	(0.4)	0.6	1.7
Foreign currency translation adjustment	30.5	82.3	1.5	155.7
Net unrecognized postretirement benefit obligation	3.9	(6.6)	3.6	(3.7)
Other comprehensive income	277.4	77.0	116.4	509.1
Comprehensive income	707.7	510.5	959.6	1,005.5
Comprehensive income attributable to noncontrolling interest	26.4	31.7	9.0	39.7
Comprehensive income attributable to Principal Financial Group, Inc.	$681.3	$478.8	$950.6	$965.8

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of April 1, 2025	$5.0	$11,157.8	$17,459.3	$(4,785.9)	$(12,619.4)	$51.5	$11,268.3
Common stock issued	—	13.3	—	—	—	—	13.3
Stock-based compensation	—	31.3	(3.2)	—	—	0.1	28.2
Treasury stock acquired, common	—	—	—	—	(152.2)	—	(152.2)
Dividends to common stockholders	—	—	(169.7)	—	—	—	(169.7)
Distributions to noncontrolling interest	—	—	—	—	—	(2.0)	(2.0)
Contributions from noncontrolling interest	—	—	—	—	—	0.7	0.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	0.2	—	—	—	—	0.2
Net income (1)	—	—	406.2	—	—	1.4	407.6
Other comprehensive income (1)	—	—	—	72.6	—	0.3	72.9
Balances as of June 30, 2025	$5.0	$11,202.6	$17,692.6	$(4,713.3)	$(12,771.6)	$52.0	$11,467.3

Balances as of April 1, 2026	$5.0	$11,350.4	$18,318.9	$(4,343.7)	$(13,515.3)	$33.4	$11,848.7
Common stock issued	—	40.8	—	—	—	—	40.8
Stock-based compensation	—	37.8	(3.6)	—	—	—	34.2
Treasury stock acquired, common	—	—	—	—	(252.3)	—	(252.3)
Dividends to common stockholders	—	—	(176.5)	—	—	—	(176.5)
Distributions to noncontrolling interest	—	—	—	—	—	(1.3)	(1.3)
Contributions from noncontrolling interest	—	—	—	—	—	2.1	2.1
Net income (1)	—	—	403.4	—	—	0.6	404.0
Other comprehensive income (1)	—	—	—	277.9	—	0.2	278.1
Balances as of June 30, 2026	$5.0	$11,429.0	$18,542.2	$(4,065.8)	$(13,767.6)	$35.0	$12,177.8
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2025	$4.9	$11,100.9	$17,583.5	$(5,224.8)	$(12,378.1)	$44.9	$11,131.3
Common stock issued	0.1	27.2	—	—	—	—	27.3
Stock-based compensation	—	74.3	(6.5)	—	—	0.2	68.0
Treasury stock acquired, common	—	—	—	—	(393.5)	—	(393.5)
Dividends to common stockholders	—	—	(338.7)	—	—	—	(338.7)
Distributions to noncontrolling interest	—	—	—	—	—	(2.8)	(2.8)
Contributions from noncontrolling interest	—	—	—	—	—	4.1	4.1
Purchase of subsidiary shares from noncontrolling interest (1)	—	0.2	—	—	—	—	0.2
Net income (1)	—	—	454.3	—	—	4.7	459.0
Other comprehensive income (1)	—	—	—	511.5	—	0.9	512.4
Balances as of June 30, 2025	$5.0	$11,202.6	$17,692.6	$(4,713.3)	$(12,771.6)	$52.0	$11,467.3

Balances as of January 1, 2026	$5.0	$11,275.4	$18,071.3	$(4,188.4)	$(13,279.4)	$33.1	$11,917.0
Common stock issued	—	69.0	—	—	—	—	69.0
Stock-based compensation	—	84.9	(7.1)	—	—	—	77.8
Treasury stock acquired, common	—	—	—	—	(488.2)	—	(488.2)
Dividends to common stockholders	—	—	(350.0)	—	—	—	(350.0)
Distributions to noncontrolling interest	—	—	—	—	—	(1.5)	(1.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.8	2.8
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.3)	—	—	—	—	(0.3)
Net income (1)	—	—	828.0	—	—	1.0	829.0
Other comprehensive income (1)	—	—	—	122.6	—	(0.4)	122.2
Balances as of June 30, 2026	$5.0	$11,429.0	$18,542.2	$(4,065.8)	$(13,767.6)	$35.0	$12,177.8
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2026	2025

	(in millions)
Net cash provided by operating activities	$2,264.5	$1,789.2
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(8,445.5)	(7,384.7)
Sales	2,137.5	3,294.0
Maturities	4,790.7	3,547.6
Mortgage loans acquired or originated	(1,863.5)	(1,704.9)
Mortgage loans sold or repaid	1,481.1	1,470.2
Real estate acquired	(75.8)	(64.7)
Real estate sold	14.6	9.5
Net purchases of property and equipment	(101.4)	(39.6)
Purchase of business or interests in subsidiaries, net of cash acquired	(14.1)	—
Sale of interests in subsidiaries, net of cash divested	2.5	—
Net change in other investments	(307.1)	(329.8)
Net cash used in investing activities	(2,381.0)	(1,202.4)
Financing activities
Issuance of common stock	69.0	27.3
Acquisition of treasury stock	(492.7)	(399.6)
Payments for financing element derivatives	(19.6)	(21.4)
Purchase of subsidiary shares from noncontrolling interest	(0.3)	(1.4)
Dividends to common stockholders	(350.0)	(338.7)
Issuance of long-term debt	394.9	—
Principal repayments of long-term debt	—	(400.0)
Net repayments of short-term borrowings	(11.2)	(11.6)
Investment contract deposits	6,344.4	5,720.4
Investment contract withdrawals	(5,457.0)	(5,745.7)
Net increase in banking operation deposits	467.5	32.3
Other	—	(1.3)
Net cash provided by (used in) financing activities	945.0	(1,139.7)
Net increase (decrease) in cash and cash equivalents	828.5	(552.9)
Cash and cash equivalents at beginning of period	4,431.0	4,211.9
Cash and cash equivalents at end of period	$5,259.5	$3,659.0

Supplemental disclosure of non-cash activities:
Pre-capitalized contingent funding agreement exercise:
Increase in fixed maturities, trading	$—	$388.3
Increase in long-term debt, net of discount	—	(388.3)
Changes resulting from deconsolidation of an investment:
Decrease in mortgage loans	—	(140.6)
Decrease in short-term debt	—	54.0
Decrease in long-term debt	—	86.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, the fair value of market risk benefits (“MRBs”), measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefit obligations and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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
June 30, 2026
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
June 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

2. Variable Interest Entities

We have relationships with various types of entities that may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2026 and December 31, 2025.

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
June 30, 2026
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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2026		December 31, 2025
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$43,756.7	$43,323.8	$41,865.2	$41,450.5
Real estate (2)	916.2	27.3	883.4	34.2
Sponsored investment funds (3)	1,116.0	25.1	851.4	16.3
Residential mortgage loans (4)	682.6	18.6	728.9	18.8
Asset-backed limited partnership (5)	107.5	—	256.3	—
Total	$46,579.0	$43,394.8	$44,585.2	$41,519.8
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments and cash. The liabilities primarily include other liabilities. The consolidated statements of financial position included a $672.1 million and $440.9 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2026 and December 31, 2025, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents, other investments and fixed maturities, trading on the consolidated statements of financial position.

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
June 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
June 30, 2026
Fixed maturities, available-for-sale:
Corporate	$263.1	$310.7
Residential mortgage-backed pass-through securities	3,662.8	3,769.7
Commercial mortgage-backed securities	5,620.6	5,938.5
Collateralized debt obligations (2)	5,871.3	5,880.3
Other debt obligations	11,121.1	12,857.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	7.8	7.8
Commercial mortgage-backed securities	69.7	69.7
Collateralized debt obligations (2)	207.3	207.3
Other debt obligations	260.2	260.2
Equity securities	119.0	119.0
Other investments:
Other limited partnership and fund interests (3)	3,651.5	5,512.2

December 31, 2025
Fixed maturities, available-for-sale:
Corporate	$289.4	$361.7
Residential mortgage-backed pass-through securities	3,805.1	3,868.4
Commercial mortgage-backed securities	5,371.6	5,659.6
Collateralized debt obligations (2)	6,422.3	6,417.4
Other debt obligations	10,681.3	12,167.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	8.4	8.4
Commercial mortgage-backed securities	70.7	70.7
Collateralized debt obligations (2)	211.0	211.0
Other debt obligations	338.8	338.8
Equity securities	109.5	109.5
Other investments:
Other limited partnership and fund interests (3)	3,498.4	5,500.7
(1)	Our risk of loss is limited to our initial investment measured at amortized cost, excluding portfolio layer method basis adjustments for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of June 30, 2026 and December 31, 2025, the maximum exposure to loss for other limited partnership and fund interests includes $249.3 million and $256.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2026 and December 31, 2025, money market mutual funds we manage held $6.4 billion and $5.9 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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
June 30, 2026
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
June 30, 2026
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,270.0	$2.3	$291.3	$—	$1,981.0
Non-U.S. governments	423.1	13.4	39.5	—	397.0
States and political subdivisions	8,298.1	44.7	1,020.8	—	7,322.0
Corporate	40,570.9	665.2	3,185.4	43.6	38,007.1
Residential mortgage-backed pass-through securities	3,769.7	27.8	134.7	—	3,662.8
Commercial mortgage-backed securities	5,938.5	8.6	324.8	1.7	5,620.6
Collateralized debt obligations (2)	5,880.3	6.5	15.5	—	5,871.3
Other debt obligations	11,485.1	56.4	416.7	0.3	11,124.5
Total excluding portfolio layer method basis adjustment	78,635.7	824.9	5,428.7	45.6	73,986.3
Unallocated portfolio layer method basis adjustment (3)	(23.7)	23.7	—	—	—
Total fixed maturities, available-for-sale	$78,612.0	$848.6	$5,428.7	$45.6	$73,986.3

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2025
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,126.2	$9.6	$268.1	$0.1	$1,867.6
Non-U.S. governments	554.7	17.6	54.6	—	517.7
States and political subdivisions	8,107.8	42.8	1,011.9	—	7,138.7
Corporate	39,867.6	777.7	3,072.8	25.0	37,547.5
Residential mortgage-backed pass-through securities	3,868.4	54.7	118.0	—	3,805.1
Commercial mortgage-backed securities	5,659.6	19.4	306.0	1.4	5,371.6
Collateralized debt obligations (2)	6,417.4	14.6	9.7	—	6,422.3
Other debt obligations	10,981.2	99.3	389.9	0.4	10,690.2
Total excluding portfolio layer method basis adjustment	77,582.9	1,035.7	5,231.0	26.9	73,360.7
Unallocated portfolio layer method basis adjustment (3)	(16.9)	16.9	—	—	—
Total fixed maturities, available-for-sale	$77,566.0	$1,052.6	$5,231.0	$26.9	$73,360.7
(1)	Amortized cost excludes accrued interest receivable of $656.9 million and $473.8 million as of June 30, 2026 and December 31, 2025, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Represents unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. See Note 4, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of June 30, 2026, by expected maturity, were as follows:

	Amortized cost (1)	Fair value

	(in millions)
Due in one year or less	$1,578.7	$1,556.4
Due after one year through five years	10,609.9	10,486.2
Due after five years through ten years	9,857.6	9,811.5
Due after ten years	29,515.9	25,853.0
Subtotal	51,562.1	47,707.1
Mortgage-backed and other asset-backed securities	27,073.6	26,279.2
Total	$78,635.7	$73,986.3

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
June 30, 2026
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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(in millions)
Fixed maturities, available for sale:
Gross gains	$2.4	$4.8	$2.5	$5.6
Gross losses	(44.6)	(23.5)	(45.8)	(53.8)
Net credit losses (1)	(9.8)	(3.8)	(42.2)	(8.8)
Hedging, net (2)	(2.0)	14.5	(7.3)	22.3
Fixed maturities, trading (3)	(7.1)	(1.2)	(7.0)	(3.0)
Equity securities (4)	120.6	75.4	62.4	38.4
Mortgage loans	(21.9)	(16.6)	(20.4)	(17.1)
Derivatives (2)	37.5	(86.4)	17.7	(71.2)
Other (5)	34.6	42.2	27.7	(24.1)
Net realized capital gains (losses)	$109.7	$5.4	$(12.4)	$(111.7)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(5.5) million and $(1.3) million for the three months ended June 30, 2026 and 2025, respectively, and $(4.3) million and $(1.1) million for the six months ended June 30, 2026 and 2025, respectively. This excludes $(0.6) million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively, and $(3.7) million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively, of unrealized gains (losses) that were reported in market risk benefit remeasurement (gain) loss. In addition, this excludes $(4.6) million and $(10.2) million for the three months ended June 30, 2026 and 2025, respectively, and $(7.5) million and $(10.4) million for the six months ended June 30, 2026 and 2025, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $104.3 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $54.8 million and $(26.6) million for the six months ended June 30, 2026 and 2025, respectively. This excludes $35.7 million and $19.0 million for the three months ended June 30, 2026 and 2025, respectively, and $37.1 million and $28.2 million for the six months ended June 30, 2026 and 2025, respectively, of unrealized gains (losses) that were reported in net investment income. In addition, this excludes $0.0 million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively, and $0.0 million and $0.0 million for the six months ended June 30, 2026 and 2025, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(5)	Includes a held for sale write-down of an intangible asset in 2025.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,012.6 million and $829.1 million for the three months ended June 30, 2026 and 2025, and $1,398.9 million and $1,593.9 million for the six months ended June 30, 2026 and 2025, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended June 30, 2026
					Residential
					mortgage-	Commercial	Collateralized
	U.S.		States and		backed pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$0.1	$—	$—	$50.1	$—	$1.6	$—	$0.4	$52.2
Additions for credit losses not previously recorded	—	—	—	2.9	—	0.3	—	—	3.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	(0.1)	—	—	5.0	—	0.2	—	(0.1)	5.0
Write-offs charged against allowance	—	—	—	(14.5)	—	(0.4)	—	—	(14.9)
Foreign currency translation adjustment	—	—	—	0.1	—	—	—	—	0.1
Ending balance	$—	$—	$—	$43.6	$—	$1.7	$—	$0.3	$45.6

Accrued interest written off to net investment income	$—	$—	$—	$0.6	$—	$—	$—	$—	$0.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended June 30, 2025
					Residential
					mortgage-	Commercial	Collateralized
	U.S.		States and		backed pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$6.8	$—	$—	$—	$0.2	$7.0
Additions for credit losses not previously recorded	—	—	—	—	—	0.3	0.1	—	0.4
Write-offs charged against allowance	—	—	—	(4.3)	—	—	—	—	(4.3)
Ending balance	$—	$—	$—	$2.5	$—	$0.3	$0.1	$0.2	$3.1

Accrued interest written off to net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2026
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$0.1	$—	$—	$25.0	$—	$1.4	$—	$0.4	$26.9
Additions for credit losses not previously recorded	—	—	—	32.6	—	0.3	—	—	32.9
Reductions for securities sold during the period	—	—	—	(0.9)	—	—	—	—	(0.9)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	(0.1)	—	—	5.6	—	0.4	—	(0.1)	5.8
Write-offs charged against allowance	—	—	—	(18.7)	—	(0.4)	—	—	(19.1)
Ending balance	$—	$—	$—	$43.6	$—	$1.7	$—	$0.3	$45.6

Accrued interest written off to net investment income	$—	$—	$—	$1.6	$—	$—	$—	$—	$1.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

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
June 30, 2026
(Unaudited)

Available-For-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2026
	Less than		Greater than or equal to
	twelve months		twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$792.8	$17.4	$818.8	$273.9	$1,611.6	$291.3
Non-U.S. governments	28.2	0.8	198.8	38.7	227.0	39.5
States and political subdivisions	392.6	6.6	4,700.0	1,014.2	5,092.6	1,020.8
Corporate	4,180.1	110.2	18,002.6	3,068.7	22,182.7	3,178.9
Residential mortgage-backed pass-through securities	1,001.7	10.9	967.1	123.8	1,968.8	134.7
Commercial mortgage-backed securities	1,433.2	16.8	3,150.8	302.7	4,584.0	319.5
Collateralized debt obligations (2)	2,112.0	10.2	73.2	5.3	2,185.2	15.5
Other debt obligations	3,355.3	23.6	3,101.4	392.8	6,456.7	416.4
Total fixed maturities, available-for-sale	$13,295.9	$196.5	$31,012.7	$5,220.1	$44,308.6	$5,416.6
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $43,278.6 million in available-for-sale fixed maturities with gross unrealized losses of $5,327.4 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 89 (carrying value/amortized cost) as of June 30, 2026. Gross unrealized losses in our fixed maturities portfolio increased during the six months ended June 30, 2026, primarily due to an increase in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,903 securities with a carrying value of $12,851.2 million and unrealized losses of $183.4 million reflecting an average price of 99 as of June 30, 2026. Of this portfolio, 94% was investment grade (rated AAA through BBB-) as of June 30, 2026, with associated unrealized losses of $154.6 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 5,460 securities with a carrying value of $30,427.4 million and unrealized losses of $5,144.0 million as of June 30, 2026. The average credit rating of this portfolio was A with an average price of 86 as of June 30, 2026. Of the $5,144.0 million in unrealized losses, the corporate sector accounts for $3,005.2 million in unrealized losses with an average price of 85 and an average credit rating of A-. Furthermore, unrealized losses include $1,007.1 million within the states and political subdivisions sector with an average price of 82 and an average credit rating of AA -; $367.7 million within the collateralized mortgage obligation security sector with an average price of 86 and an average credit rating of AA+; and $302.0 million within the CMBS sector with an average price of 91 and an average credit rating of AA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of June 30, 2026. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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
June 30, 2026
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

	June 30, 2026	December 31, 2025

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(4,564.3)	$(4,081.8)
Net unrealized gains (losses) on derivative instruments	1.4	(40.0)
Adjustments for assumed changes in amortization patterns	4.7	4.2
Adjustments for assumed changes in policyholder liabilities	31.1	21.2
Net unrealized losses on other investments and noncontrolling interest adjustments	(80.1)	(58.3)
Provision for deferred income tax benefits	996.4	893.7
Net unrealized losses on available-for-sale securities and derivative instruments	$(3,610.8)	$(3,261.0)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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

Direct Financing Leases

Our direct financing leases are concentrated in Chile. Prior to 2026, our Chilean operations entered into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchased the real estate and/or building from the seller-lessee but then leased the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. Direct financing leases are reported as a component of other investments in the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$568.0	$1,640.8	$1,180.0	$815.0	$1,074.3	$8,220.4	$13,498.5
BBB+ thru BBB-	139.0	183.9	200.7	24.8	69.0	1,120.0	1,737.4
BB+ thru BB-	88.0	110.9	75.7	44.6	102.2	199.7	621.1
B+ and below	—	—	—	8.9	—	234.3	243.2
Total	$795.0	$1,935.6	$1,456.4	$893.3	$1,245.5	$9,774.4	$16,100.2

Direct financing leases:
A- and above	$—	$—	$3.9	$—	$40.5	$227.5	$271.9
BBB+ thru BBB-	—	—	5.9	—	84.8	97.3	188.0
BB+ thru BB-	—	—	0.7	2.1	0.5	36.1	39.4
B+ and below	—	45.5	—	—	—	10.2	55.7
Total	$—	$45.5	$10.5	$2.1	$125.8	$371.1	$555.0

Residential mortgage loans:
Performing	$722.2	$1,305.8	$321.3	$321.8	$878.9	$1,607.5	$5,157.5
Non-performing	—	0.1	0.6	4.5	7.4	13.4	26.0
Total excluding portfolio layer method basis adjustments	$722.2	$1,305.9	$321.9	$326.3	$886.3	$1,620.9	5,183.5
Unallocated portfolio layer method basis adjustment (1)							(6.9)
Total							$5,176.6

Other loans:
Performing	$—	$62.2	$17.8	$17.7	$—	$—	$97.7
Non-performing	—	3.8	6.0	2.1	—	—	11.9
Total	$—	$66.0	$23.8	$19.8	$—	$—	$109.6

Reinsurance recoverable and deposit receivable							$18,592.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $69.0 million, $1.8 million, $25.0 million and $1.2 million, respectively, as of June 30, 2026, and $65.2 million, $1.5 million, $20.0 million and $1.4 million, respectively, as of December 31, 2025.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The amortized cost of financing receivables on non-accrual status was as follows:

	June 30, 2026
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$58.4	$195.6	$42.0
Residential mortgage loans	19.9	20.6	9.7
Other loans	6.4	11.9	11.9
Total	$84.7	$228.1	$63.6

	December 31, 2025
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$70.5	$58.4	$—
Residential mortgage loans	15.6	19.9	7.0
Other loans	—	6.4	6.4
Total	$86.1	$84.7	$13.4

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(in millions)
Commercial mortgage loans	$—	$0.8	$0.5	$0.8
Residential mortgage loans	0.2	0.2	0.3	0.3
Total	$0.2	$1.0	$0.8	$1.1

The aging of our financing receivables, based on amortized cost, was as follows:

	June 30, 2026
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$11.6	$5.9	$51.7	$69.2	$16,031.0	$16,100.2	$0.1
Direct financing leases	—	0.9	—	0.9	554.1	555.0	—
Residential mortgage loans (2)	71.6	18.2	32.3	122.1	5,061.4	5,183.5	16.5
Other loans	1.8	2.0	14.3	18.1	91.5	109.6	2.4
Total	$85.0	$27.0	$98.3	$210.3	$21,738.0	$21,948.3	$19.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	December 31, 2025
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$5.9	$1.4	$101.0	$108.3	$16,409.8	$16,518.1	$42.6
Direct financing leases	3.9	0.9	—	4.8	571.7	576.5	—
Residential mortgage loans (2)	64.8	20.3	26.3	111.4	4,586.5	4,697.9	12.1
Other loans	2.3	1.5	8.4	12.2	173.7	185.9	2.0
Total	$76.9	$24.1	$135.7	$236.7	$21,741.7	$21,978.4	$56.7
(1)	As of both June 30, 2026 and December 31, 2025, no reinsurance recoverables or deposit receivables were considered past due.
(2)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

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
June 30, 2026
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

A rollforward of our valuation allowance was as follows:

	For the three months ended June 30, 2026
	Commercial	Direct	Residential	Reinsurance
	mortgage loans	financing leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$149.4	$9.0	$14.9	$3.2	$176.5
Provision	20.0	(1.1)	(0.2)	(0.1)	18.6
Foreign currency translation adjustment	—	0.1	—	—	0.1
Ending balance	$169.4	$8.0	$14.7	$3.1	$195.2

Accrued interest income written off to net investment income	$0.5	$—	$—	$—	$0.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended June 30, 2025
	Commercial	Direct	Residential	Reinsurance
	mortgage loans	financing leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$185.1	$3.2	$10.2	$3.2	$201.7
Provision	10.5	(0.1)	3.3	—	13.7
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	0.4	—	1.0	—	1.4
Foreign currency translation adjustment	0.1	—	0.1	—	0.2
Ending balance	$196.1	$3.1	$14.5	$3.2	$216.9

Accrued interest income written off to net investment income	$—	$—	$—	$—	$—

	For the six months ended June 30, 2026
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$187.4	$8.9	$16.6	$3.2	$216.1
Provision	12.2	(0.7)	(1.9)	(0.1)	9.5
Charge-offs	(30.2)	—	—	—	(30.2)
Foreign currency translation adjustment	—	(0.2)	—	—	(0.2)
Ending balance	$169.4	$8.0	$14.7	$3.1	$195.2

Accrued interest income written off to net investment income	$0.5	$—	$—	$—	$0.5

	For the six months ended June 30, 2025
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$188.6	$3.0	$7.3	$3.3	$202.2
Provision	8.2	(0.1)	2.4	(0.1)	10.4
Charge-offs	(1.3)	—	(0.1)	—	(1.4)
Recoveries	0.4	—	4.8	—	5.2
Foreign currency translation adjustment	0.2	0.2	0.1	—	0.5
Ending balance	$196.1	$3.1	$14.5	$3.2	$216.9

Accrued interest income written off to net investment income	$0.3	$—	$—	$—	$0.3

For both the three and six months ended June 30, 2026 and 2025, no allowance was recorded for other loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Commercial mortgage loans:
Purchased (1)	$124.6	$30.4	$124.6	$70.3
Sold (2)	308.5	40.3	356.6	109.2
Residential mortgage loans:
Purchased	568.6	385.9	884.8	650.9
Sold	4.8	5.9	10.5	9.8
(1)	2026 primarily includes loans purchased within the general account to align with diversification, risk - return and long - term asset - liability management objectives.
(2)	2026 includes $300.7 million of mortgage loans that were previously held for sale within the funds withheld assets.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2026		December 31, 2025
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$409.1	2.5%	$440.8	2.7%
Middle Atlantic	4,585.0	28.6	4,402.6	26.6
East North Central	489.3	3.0	463.2	2.8
West North Central	275.3	1.7	284.4	1.7
South Atlantic	2,852.9	17.7	3,068.4	18.6
East South Central	291.7	1.8	366.4	2.2
West South Central	1,450.6	9.0	1,422.2	8.6
Mountain	1,239.0	7.7	1,217.9	7.4
Pacific	4,027.2	25.0	4,327.1	26.2
International	480.1	3.0	525.1	3.2
Total	$16,100.2	100.0%	$16,518.1	100.0%

Property type distribution
Office	$2,609.1	16.2%	$2,798.3	16.9%
Retail	1,479.6	9.2	1,580.0	9.6
Industrial	4,316.6	26.8	4,288.0	26.0
Apartments	6,676.5	41.5	6,976.9	42.2
Hotel	30.4	0.2	31.0	0.2
Mixed use/other	988.0	6.1	843.9	5.1
Total	$16,100.2	100.0%	$16,518.1	100.0%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

We did not have any significant mortgage loans that were modified for both the three and six months ended June 30, 2026 and 2025.

Securities Posted as Collateral

As of June 30, 2026 and December 31, 2025, we posted $6,630.7 million and $6,587.5 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2026 and December 31, 2025, we posted $3,658.6 million and $3,610.4 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2026 and December 31, 2025, $603.7 million and $485.0 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
June 30, 2026
Derivative assets	$1,751.3	$(369.8)	$(1,360.0)	$21.5
Reverse repurchase agreements	63.5	—	(63.5)	—
Total	$1,814.8	$(369.8)	$(1,423.5)	$21.5

December 31, 2025
Derivative assets	$1,224.5	$(331.7)	$(881.6)	$11.2
Reverse repurchase agreements	57.5	—	(57.5)	—
Total	$1,282.0	$(331.7)	$(939.1)	$11.2
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
June 30, 2026
Derivative liabilities	$526.2	$(369.8)	$(143.6)	$12.8

December 31, 2025
Derivative liabilities	$552.0	$(331.7)	$(209.1)	$11.2
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2026 and December 31, 2025.

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
June 30, 2026
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
June 30, 2026
(Unaudited)

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
June 30, 2026
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

We posted $414.4 million and $491.1 million in cash and securities under collateral arrangements as of June 30, 2026 and December 31, 2025, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2026 and December 31, 2025, was $516.3 million and $546.9 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $414.4 million and $491.1 million as of June 30, 2026 and December 31, 2025, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2026, we would be required to post up to an additional $118.9 million of collateral to our counterparties.

As of June 30, 2026 and December 31, 2025, we had received $1,225.0 million and $787.6 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

	June 30, 2026	December 31, 2025

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$63,019.9	$60,267.1
Interest rate options	4,528.0	3,578.0
Interest rate futures	2,504.7	1,994.7
Interest rate forwards	1,837.0	1,687.0
Foreign exchange contracts:
Currency swaps	4,205.4	3,538.7
Currency forwards	1,177.4	914.6
Equity contracts:
Equity options	8,523.5	7,449.3
Equity futures	2,135.5	1,699.1
Equity total return swaps	829.9	499.6
Credit contracts:
Credit default swaps	611.9	531.0
Credit total return swaps	500.0	500.0
Other contracts:
Embedded derivatives	24,534.9	24,650.7
Total notional amounts at end of period	$114,408.1	$107,309.8

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate options	$11.2	$4.0
Interest rate swaps	7.9	13.2
Interest rate forwards	2.6	1.1
Foreign exchange contracts:
Currency swaps	233.1	190.0
Currency forwards	29.2	30.0
Equity contracts:
Equity options	1,441.1	971.5
Total return swaps	6.4	—
Credit contracts:
Total return swaps	26.3	18.8
Credit default swaps	2.6	3.4
Total gross credit exposure	1,760.4	1,232.0
Less: collateral received	1,441.1	923.7
Net credit exposure	$319.3	$308.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$74.3	$69.8
Foreign exchange contracts	182.9	144.6	110.3	138.8
Total derivatives designated as hedging instruments	$182.9	$144.6	$184.6	$208.6

Derivatives not designated as hedging instruments
Interest rate contracts	$20.5	$16.9	$136.0	$136.0
Foreign exchange contracts	73.1	70.3	10.7	9.4
Equity contracts	1,447.0	971.5	185.8	191.6
Credit contracts	27.8	21.2	9.4	6.4
Other contracts	—	—	(563.9)	(1,223.2)
Total derivatives not designated as hedging instruments	1,568.4	1,079.9	(222.0)	(879.8)

Total derivative instruments	$1,751.3	$1,224.5	$(37.4)	$(671.2)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $2,142.5 million and $1,410.2 million as of June 30, 2026 and December 31, 2025, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(2,706.4) million and $(2,633.4) million as of June 30, 2026 and December 31, 2025, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2026 and December 31, 2025, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The following tables show our derivative protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2026
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
AA	$117.6	$0.6	$117.6	6.1
A	157.1	(5.7)	157.1	6.4
BBB	252.2	0.2	252.2	4.7
Total single name credit default swaps	526.9	(4.9)	526.9	5.5

Single name total return swaps
Government/municipalities
AAA	40.0	1.6	40.0	29.1
AA	195.0	6.7	195.0	20.0
A	210.0	13.7	210.0	21.1
BBB	55.0	2.8	55.0	14.8
Total single name total return swaps	500.0	24.8	500.0	20.6

Total credit derivatives sold	$1,026.9	$19.9	$1,026.9	12.9

	December 31, 2025
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
AA	$96.7	$1.0	$96.7	6.4
A	219.3	(3.2)	219.3	7.2
BBB	130.0	2.3	130.0	1.5
Total single name credit default swaps	446.0	0.1	446.0	5.3

Single name total return swaps
Government/municipalities
AAA	40.0	1.2	40.0	29.6
AA	195.0	3.5	195.0	20.5
A	210.0	9.5	210.0	21.6
BBB	55.0	1.8	55.0	15.3
Total single name total return swaps	500.0	16.0	500.0	21.1

Total credit derivatives sold	$946.0	$16.1	$946.0	13.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$2,860.1	$2,741.8	$(29.5)	$(15.8)
Discontinued hedging relationships	481.6	782.9	(4.7)	(6.2)
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,341.7	$3,524.7	$(34.2)	$(22.0)

Mortgage loans (2):
Active hedging relationships	$1,366.0	$1,471.5	$(6.9)	$(3.6)
Discontinued hedging relationships	299.3	345.0	1.0	1.2
Total mortgage loans in active or discontinued hedging relationships	$1,665.3	$1,816.5	$(5.9)	$(2.4)

Investment contracts:
Active hedging relationships	$5,145.2	$3,743.8	$29.4	$35.4
Total investment contracts in active or discontinued hedging relationships	$5,145.2	$3,743.8	$29.4	$35.4
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $2,438.5 million and $2,303.5 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(23.7) million and $(16.9) million, respectively, and the amount of the designated hedged items were $924.0 million and $970.0 million, respectively.
(2)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1,366.0 million and $1,471.5 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(6.9) million and $(3.7) million, respectively, and the amount of the designated hedged items were $192.5 million and $220.0 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness were $(1.3) million and $(2.4) million for the three months ended June 30, 2026 and 2025, respectively, and $(0.7) million and $(1.3) million for the six months ended June 30, 2026 and 2025, respectively.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 0.7 years. As of June 30, 2026, we had $14.4 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized
		in AOCI on derivatives
		For the three months ended		For the six months ended
Derivatives in cash		June 30,		June 30,
flow hedging relationships	Related hedged item	2026	2025	2026	2025

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$0.8	$4.0	$(14.4)	$10.5
Foreign exchange contracts	Fixed maturities, available-for-sale	(27.1)	(209.5)	56.4	(198.6)
Total		$(26.3)	$(205.5)	$42.0	$(188.1)

We expect to reclassify net gains of $16.6 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

	For the three months ended June 30, 2026
		Net realized
	Net investment	capital gains	Benefits, claims
	income related	(losses) related to	and settlement
	to hedges of	hedges of fixed	expenses related
	fixed maturities,	maturities,	to hedges of
	available-for-sale	available-	investment
	and mortgage loans	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,301.8	$109.7	$1,992.1

Gains on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$(8.0)	$—	$36.8
Gain (loss) recognized on derivatives	6.9	—	(33.9)
Amortization of hedged item basis adjustments	1.7	—	—
Amounts related to periodic settlements on derivatives	5.2	—	0.5

Foreign exchange contracts:
Loss recognized on hedged item	—	(2.0)	—
Gain recognized on derivatives	—	2.0	—
Amounts related to periodic settlements on derivatives	0.7	—	—
Total gain recognized for fair value hedging relationships	$6.5	$—	$3.4

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Loss reclassified from AOCI on derivatives	$—	$—	$(0.1)
Amounts related to periodic settlements on derivatives	(0.2)	—	—

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	9.0	—	—
Total gain (loss) recognized for cash flow hedging relationships	$8.8	$—	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2026
	Net investment
	income related to	Net realized capital	Benefits, claims and
	hedges of fixed	gains (losses)	settlement expenses
	maturities,	related to hedges of	related to hedges of
	available-for-sale	fixed maturities,	investment
	and mortgage loans	available-for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,500.8	$(12.4)	$3,603.2

Gains on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$(10.7)	$—	$64.9
Gain (loss) recognized on derivatives	10.1	—	(62.6)
Amortization of hedged item basis adjustments	2.3	—	—
Amounts related to periodic settlements on derivatives	10.9	—	0.6

Foreign exchange contracts:
Loss recognized on hedged item	—	(7.5)	—
Gain recognized on derivatives	—	7.5	—
Amounts related to periodic settlements on derivatives	1.5	—	—
Total gain recognized for fair value hedging relationships	$14.1	$—	$2.9

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Loss reclassified from AOCI on derivatives	$—	$—	$(0.1)
Amounts related to periodic settlements on derivatives	(0.3)	—	—

Foreign exchange contracts:
Loss reclassified from AOCI on derivatives	—	(0.1)	—
Amounts related to periodic settlements on derivatives	17.4	—	—
Total gain (loss) recognized for cash flow hedging relationships	$17.1	$(0.1)	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2025
	Net investment
	income related to	Net realized capital	Benefits, claims and
	hedges of fixed	gains (losses)	settlement expenses
	maturities,	related to hedges of	related to hedges of
	available-for-sale	fixed maturities,	investment
	and mortgage loans	available-for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,328.5	$(111.7)	$4,059.9

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$42.4	$—	$51.7
Loss recognized on derivatives	(42.5)	—	(56.6)
Amortization of hedged item basis adjustments	1.9	—	—
Amounts related to periodic settlements on derivatives	20.1	—	(9.8)

Foreign exchange contracts:
Gain recognized on hedged item	—	25.0	—
Loss recognized on derivatives	—	(25.0)	—
Amounts related to periodic settlements on derivatives	1.5	—	—
Total gain (loss) recognized for fair value hedging relationships	$23.4	$—	$(14.7)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$1.3	$—	$(0.1)
Amounts related to periodic settlements on derivatives	(0.3)	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	2.7	—
Amounts related to periodic settlements on derivatives	17.6	—	—
Total gain (loss) recognized for cash flow hedging relationships	$18.6	$2.7	$(0.1)

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
June 30, 2026
(Unaudited)

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of loss recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2026	2025	2026	2025

	(in millions)
Foreign exchange contracts	$(0.4)	$(2.5)	$(0.2)	$—
Total	$(0.4)	$(2.5)	$(0.2)	$—

			Amount of loss
	Amount of loss recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the six months ended		for the six months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2026	2025	2026	2025

	(in millions)
Foreign exchange contracts	$(0.1)	$(3.6)	$(0.2)	$—
Total	$(0.1)	$(3.6)	$(0.2)	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025

	(in millions)
Interest rate contracts	$7.8	$(148.0)	$2.8	$(186.6)
Foreign exchange contracts	(3.8)	(5.0)	13.5	16.0
Equity contracts	637.3	162.6	478.7	22.3
Credit contracts	24.2	(12.1)	8.3	(28.1)
Other contracts (1)	(889.2)	(320.6)	(659.3)	(474.6)
Total	$(223.7)	$(323.1)	$(156.0)	$(651.0)
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

DAC amortization expense of $100.7 million and $98.7 million for the three months ended June 30, 2026 and 2025, and $200.5 million and $197.2 million for the six months ended June 30, 2026 and 2025, respectively, related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	June 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$532.0	$528.9
Individual variable annuities	406.0	385.3
Pension risk transfer	26.1	24.8
Individual fixed deferred annuities	58.8	66.9
Investment only	12.1	10.6
Total Retirement and Income Solutions	1,035.0	1,016.5
Benefits and Protection:
Specialty Benefits:
Individual disability	724.6	714.8
Life Insurance:
Universal life	1,509.0	1,514.3
Term life	726.9	723.5
Participating life	67.9	71.0
Total Benefits and Protection	3,028.4	3,023.6
Short-duration contracts	37.4	30.2
Other balances (1)	1.3	1.3
Total DAC per consolidated statements of financial position	$4,102.1	$4,071.6
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2025	$515.5	$323.4	$21.1	$84.2	$13.0
Costs deferred	50.9	96.9	5.0	—	2.6
Amortized to expense	(37.5)	(35.0)	(1.3)	(17.3)	(5.0)
Balances as of December 31, 2025	528.9	385.3	24.8	66.9	10.6
Costs deferred	22.2	40.2	2.0	—	4.0
Amortized to expense	(19.1)	(19.5)	(0.7)	(8.1)	(2.5)
Balances as of June 30, 2026	$532.0	$406.0	$26.1	$58.8	$12.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2025	$696.9	$1,527.7	$710.8	$77.8
Costs deferred	71.9	81.2	75.6	1.2
Amortized to expense	(54.0)	(94.6)	(62.9)	(8.0)
Balances as of December 31, 2025	714.8	1,514.3	723.5	71.0
Costs deferred	37.3	41.9	35.6	0.7
Amortized to expense	(27.5)	(47.2)	(32.2)	(3.8)
Balances as of June 30, 2026	$724.6	$1,509.0	$726.9	$67.9

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

	June 30, 2026	December 31, 2025

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$544.4	$532.9
Total unearned revenue liability	$544.4	$532.9

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	(in millions)
Balance at beginning of period	$532.9	$510.1
Deferrals	28.7	56.0
Revenue recognized	(17.2)	(33.2)
Balance at end of period	544.4	532.9
Reinsurance impact	(212.6)	(215.6)
Balance at end of period after reinsurance	$331.8	$317.3

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
June 30, 2026
(Unaudited)

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

As of June 30, 2026 and December 31, 2025, the separate accounts included a separate account valued at $93.3 million and $81.7 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	June 30, 2026	December 31, 2025

	(in millions)
Fixed maturities:
U.S. government and agencies	$10,446.7	$10,027.9
Non-U.S. governments	9,072.5	9,122.1
States and political subdivisions	147.4	162.3
Corporate	13,279.2	13,404.2
Residential mortgage-backed pass-through securities	3,476.1	3,484.1
Commercial mortgage-backed securities	292.7	261.2
Other debt obligations	445.3	408.0
Total fixed maturities	37,159.9	36,869.8
Equity securities	152,607.9	141,251.0
Real estate	445.0	445.9
Other investments	7,999.7	8,848.3
Cash and cash equivalents	3,272.1	5,135.4
Other assets	911.4	1,072.2
Total separate account assets per consolidated statements of financial position	$202,396.0	$193,622.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	June 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$143,243.9	$136,674.3
Individual variable annuities	7,086.9	7,364.9
Total Retirement and Income Solutions	150,330.8	144,039.2
Principal Asset Management – International Pension:
Latin America:
Pension	43,323.8	41,450.5
Benefits and Protection - Life Insurance:
Universal life	8,411.1	7,807.9
Other balances (1)	330.3	325.0
Total separate account liabilities per consolidated statements of financial position	$202,396.0	$193,622.6
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the six months ended		For the year ended
	June 30, 2026		December 31, 2025
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$136,674.3	$7,364.9	$125,103.1	$8,334.9
Premiums and deposits (1)	9,202.0	62.1	15,458.7	157.1
Policy charges	(165.6)	(75.3)	(344.1)	(166.6)
Surrenders, withdrawals and benefit payments (1)	(11,060.0)	(742.9)	(17,649.8)	(1,790.0)
Investment performance	10,443.4	479.2	15,664.0	850.5
Net transfers (to) from general account (1)	(1,501.4)	(1.1)	(1,433.1)	(21.0)
Other (2)	(348.8)	—	(124.5)	—
Balance at end of period	$143,243.9	$7,086.9	$136,674.3	$7,364.9

Cash surrender value (3)	$142,494.6	$6,996.0	$135,606.1	$7,265.2
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Principal Asset Management – International Pension

The balances and the changes in separate account liabilities for Latin America – Pension were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	(in millions)
Balance at beginning of period	$41,450.5	$32,802.2
Premiums and deposits	2,129.2	3,546.2
Policy charges	(10.3)	(17.7)
Surrenders, withdrawals and benefit payments	(2,261.1)	(3,962.7)
Investment performance	3,081.8	5,392.1
Other	(15.5)	2.7
Foreign currency translation adjustment	(1,050.8)	3,687.7
Balance at end of period	$43,323.8	$41,450.5

Cash surrender value	$43,323.8	$41,450.5

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	(in millions)
Balance at beginning of period	$7,807.9	$6,806.7
Premiums and deposits (1)	291.5	572.7
Policy charges	(69.7)	(135.4)
Surrenders, withdrawals and benefit payments (1)	(243.8)	(374.4)
Investment performance	602.5	938.5
Net transfers (to) from general account (1)	22.7	(0.2)
Balance at end of period	$8,411.1	$7,807.9

Cash surrender value (2)	$8,487.4	$7,873.6
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

7. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	June 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$16,828.8	$15,808.1
Individual variable annuities	5,626.9	4,273.0
Individual fixed deferred annuities	3,364.8	3,728.0
Total Retirement and Income Solutions	25,820.5	23,809.1
Benefits and Protection – Life Insurance:
Universal life	6,597.7	6,867.5
Corporate:
Inter-segment eliminations	(330.5)	(358.5)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	32,087.7	30,318.1

Reconciling items:
Investment contracts without significant fee revenue (1)	14,570.4	14,662.7
Other balances (2)	410.3	399.5
Total contractholder funds per consolidated statements of financial position	$47,068.4	$45,380.3
(1)	Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.
(2)	Includes insignificant balances for long-duration contracts and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Policyholder Account Balances

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the six months ended June 30, 2026			For the year ended December 31, 2025
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$15,808.1	$4,273.0	$3,728.0	$13,982.8	$1,906.7	$4,460.7
Premiums and deposits	3,157.3	915.8	14.0	5,734.4	2,296.3	24.8
Policy charges	(17.5)	—	—	(36.7)	—	—
Surrenders, withdrawals and benefit payments	(1,802.7)	(820.4)	(428.7)	(4,206.8)	(1,927.4)	(878.5)
Net transfers (to) from separate account (2)	(615.4)	681.9	—	(162.1)	1,653.9	—
Interest credited	312.6	63.2	50.6	522.5	82.7	121.9
Change in fair value of embedded derivative	—	506.9	4.4	—	236.6	5.9
Other	(13.6)	6.5	(3.5)	(26.0)	24.2	(6.8)
Balance at end of period	$16,828.8	$5,626.9	$3,364.8	$15,808.1	$4,273.0	$3,728.0

Weighted-average crediting rate (3)	4.01%	3.23%	3.18%	3.87%	3.37%	3.16%
Cash surrender value (4)	$15,518.4	$5,350.2	$3,190.6	$14,606.4	$4,123.4	$3,525.6
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(3)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. The cash surrender value for RILA products also includes an equity and bond adjustment that may result in cash surrender value being greater than account balance.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	($ in millions)
Balance at beginning of period	$6,867.5	$6,953.7
Premiums and deposits	672.7	1,305.7
Policy charges	(444.0)	(886.0)
Surrenders, withdrawals and benefit payments	(556.5)	(587.7)
Net transfers from (to) separate account (1)	(70.4)	(198.1)
Interest credited	143.0	304.2
Change in fair value of embedded derivative	11.2	17.3
Other	(25.8)	(41.6)
Balance at end of period	6,597.7	6,867.5
Reinsurance impact	(2,950.4)	(3,045.1)
Balance at end of period after reinsurance	$3,647.3	$3,822.4

Weighted-average crediting rate (2)	4.19%	4.11%
Net amount at risk (3)	$85,660.7	$86,094.5
Cash surrender value (4)	$5,795.5	$6,045.7
(1)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

	June 30, 2026
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$—	$—	$—
1.01% - 2.00%	—	—	2,502.0	709.4	—	3,211.4
2.01% - 3.00%	127.0	20.2	75.0	1,660.9	8,560.6	10,443.7
3.01% - 4.00%	7.8	—	—	—	—	7.8
4.01% and above	10.5	—	—	—	—	10.5
Subtotal	145.3	20.2	2,577.0	2,370.3	8,560.6	13,673.4
No GMIR						3,155.4
Total						$16,828.8

Individual variable annuities
Up to 1.00%	$13.8	$—	$—	$—	$—	$13.8
1.01% - 2.00%	3.4	—	—	—	—	3.4
2.01% - 3.00%	183.6	—	—	—	—	183.6
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	200.8	—	—	—	—	200.8
No GMIR						5,426.1
Total						$5,626.9

Individual fixed deferred annuities
Up to 1.00%	$150.0	$5.1	$13.6	$40.0	$870.5	$1,079.2
1.01% - 2.00%	60.6	—	1.5	3.9	8.1	74.1
2.01% - 3.00%	1,957.1	—	—	—	—	1,957.1
3.01% - 4.00%	130.0	—	—	—	—	130.0
4.01% and above	—	—	—	—	—	—
Subtotal	2,297.7	5.1	15.1	43.9	878.6	3,240.4
No GMIR						124.4
Total						$3,364.8

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$—	$—	$14.6	$37.2	$51.8
1.01% - 2.00%	225.7	—	336.7	634.3	473.8	1,670.5
2.01% - 3.00%	530.6	571.1	670.0	401.1	0.2	2,173.0
3.01% - 4.00%	1,320.9	71.0	92.1	21.0	2.3	1,507.3
4.01% and above	19.1	26.5	2.2	1.5	—	49.3
Subtotal	2,096.3	668.6	1,101.0	1,072.5	513.5	5,451.9
No GMIR						1,145.8
Total						$6,597.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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
June 30, 2026
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

	June 30, 2026	December 31, 2025

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$26,999.0	$27,349.3
Individual fixed income annuities	4,180.4	4,367.4
Total Retirement and Income Solutions	31,179.4	31,716.7
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities	4,382.4	4,600.5
Benefits and Protection:
Specialty Benefits:
Individual disability	2,039.4	1,994.2
Life Insurance:
Term life	1,555.7	1,515.7
Total Benefits and Protection	3,595.1	3,509.9
Corporate:
Long-term care insurance	163.7	166.7
Total liability for future policy benefits	39,320.6	39,993.8

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	6,876.4	6,604.8
Total additional liability for certain benefit features	6,876.4	6,604.8

Reconciling items:
Participating contracts	2,723.9	2,784.3
Short-duration contracts	1,180.4	1,205.2
Cost of reinsurance liability	953.9	971.4
Reinsurance recoverable liability	27.8	23.5
Other (3)	165.1	166.7
Future policy benefits and claims per consolidated statements of financial position	$51,248.1	$51,749.7
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2026	2025

	(in millions)
Balance at beginning of period	$1,342.4	$1,379.9
Less: reinsurance recoverable	62.6	61.2
Net balance at beginning of period	1,279.8	1,318.7
Incurred:
Current year	932.0	926.1
Prior years	(83.3)	(71.1)
Total incurred	848.7	855.0
Payments:
Current year	625.4	615.5
Prior years	241.1	254.1
Total payments	866.5	869.6
Net balance at end of period	1,262.0	1,304.1
Plus: reinsurance recoverable	61.7	59.7
Balance at end of period	$1,323.7	$1,363.8

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Retirement and Income Solutions:
Pension risk transfer (2)	$485.0	$444.0	$653.4	$1,250.1
Individual fixed income annuities	6.5	5.9	12.0	14.1
Total Retirement and Income Solutions	491.5	449.9	665.4	1,264.2
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities	—	4.1	—	5.9
Benefits and Protection:
Specialty Benefits:
Individual disability	165.4	161.8	325.9	320.4
Life Insurance:
Universal life	179.2	177.2	360.6	354.2
Term life	178.1	173.7	352.4	344.0
Total Benefits and Protection	522.7	512.7	1,038.9	1,018.6
Corporate:
Long-term care insurance	1.1	1.2	2.8	2.9
Total per consolidated statements of operations	$1,015.3	$967.9	$1,707.1	$2,291.6
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance – Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.
(2)	Since premium received from pension risk transfer products is generally in the form of single payments, the level of premiums can fluctuate depending on the number of large-scale annuity sales in a particular quarter.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	Interest accretion (1)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$324.6	$308.1	$650.6	$608.6
Individual fixed income annuities	47.0	49.6	94.6	99.9
Total Retirement and Income Solutions	371.6	357.7	745.2	708.5
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (2)	141.9	78.4	196.3	167.2
Benefits and Protection:
Specialty Benefits:
Individual disability	27.1	26.2	54.0	52.0
Life Insurance:
Universal life	75.9	69.8	150.3	138.3
Term life	18.4	16.1	36.4	31.6
Total Benefits and Protection	121.4	112.1	240.7	221.9
Corporate:
Long-term care insurance	2.3	2.3	4.7	4.7
Total per consolidated statements of operations	$637.2	$550.5	$1,186.9	$1,102.3

(1)Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.

(2)Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

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
June 30, 2026
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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the six months ended		For the year ended
	June 30, 2026		December 31, 2025
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$27,349.3	$4,367.4	$24,958.1	$4,504.6
Effect of changes in discount rate assumptions at beginning of period	1,294.3	297.6	1,938.8	420.4
Balance at beginning of period at original discount rate	28,643.6	4,665.0	26,896.9	4,925.0
Effect of actual variances from expected experience	(1.0)	1.9	(17.9)	2.3
Adjusted beginning of period balance at original discount rate	28,642.6	4,666.9	26,879.0	4,927.3
Interest accrual	650.6	94.6	1,234.2	197.2
Benefit payments	(1,282.4)	(242.2)	(2,442.8)	(490.0)
Issuances	654.2	11.8	2,973.2	30.5
Balance at end of period at original discount rate	28,665.0	4,531.1	28,643.6	4,665.0
Effect of changes in discount rate assumptions at end of period	(1,666.0)	(350.7)	(1,294.3)	(297.6)
Future policy benefits	26,999.0	4,180.4	27,349.3	4,367.4
Reinsurance impact	—	(4,118.1)	—	(4,310.3)
Future policy benefits after reinsurance	$26,999.0	$62.3	$27,349.3	$57.1

Weighted-average duration for future policy benefits (years) (1)	7.9	7.0	7.9	7.1
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Principal Asset Management – International Pension

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$4,600.5	$4,126.9
Effect of changes in discount rate assumptions at beginning of period	(493.5)	(368.4)
Balance at beginning of period at original discount rate	4,107.0	3,758.5
Effect of actual variances from expected experience	0.4	(0.4)
Adjusted beginning of period balance at original discount rate	4,107.4	3,758.1
Interest accrual (1)	196.3	293.1
Benefit payments	(181.9)	(335.6)
Issuances	—	6.4
Foreign currency translation adjustment	(91.3)	385.0
Balance at end of period at original discount rate	4,030.5	4,107.0
Effect of changes in discount rate assumptions at end of period	351.9	493.5
Future policy benefits	$4,382.4	$4,600.5

Weighted-average duration for future policy benefits (years) (2)	9.3	9.6
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the six months ended		For the year ended
	June 30, 2026		December 31, 2025
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,740.8	$4,392.2	$2,680.6	$4,107.2
Effect of changes in discount rate assumptions at beginning of period	349.8	198.4	436.4	290.1
Balance at beginning of period at original discount rate	3,090.6	4,590.6	3,117.0	4,397.3
Effect of changes in cash flow assumptions	—	—	(22.5)	163.2
Effect of actual variances from expected experience	50.8	(16.4)	114.8	11.7
Adjusted beginning of period balance at original discount rate	3,141.4	4,574.2	3,209.3	4,572.2
Interest accrual	54.7	107.3	108.8	208.7
Net premiums collected	(148.7)	(213.2)	(298.0)	(418.8)
Issuances	31.7	109.6	70.5	228.5
Balance at end of period at original discount rate	3,079.1	4,577.9	3,090.6	4,590.6
Effect of changes in discount rate assumptions at end of period	(384.7)	(260.1)	(349.8)	(198.4)
Balance at end of period	$2,694.4	$4,317.8	$2,740.8	$4,392.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,735.0	$5,907.9	$4,509.6	$5,355.2
Effect of changes in discount rate assumptions at beginning of period	1,191.3	215.7	1,302.8	366.0
Balance at beginning of period at original discount rate	5,926.3	6,123.6	5,812.4	5,721.2
Effect of changes in cash flow assumptions	—	—	(42.6)	240.4
Effect of actual variances from expected experience	48.1	(26.8)	107.9	4.1
Adjusted beginning of period balance at original discount rate	5,974.4	6,096.8	5,877.7	5,965.7
Interest accrual	108.7	143.7	213.8	275.3
Benefit payments	(122.9)	(177.2)	(234.1)	(359.7)
Issuances	30.6	116.1	68.9	242.3
Balance at end of period at original discount rate	5,990.8	6,179.4	5,926.3	6,123.6
Effect of changes in discount rate assumptions at end of period	(1,257.0)	(305.9)	(1,191.3)	(215.7)
Balance at end of period	$4,733.8	$5,873.5	$4,735.0	$5,907.9

Future policy benefits (1)	$2,039.4	$1,555.7	$1,994.2	$1,515.7
Reinsurance impact	(432.1)	9.6	(430.0)	9.8
Future policy benefits after reinsurance	$1,607.3	$1,565.3	$1,564.2	$1,525.5

Weighted-average duration for future policy benefits (years) (2)	16.9	7.1	17.2	7.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of June 30, 2026 or December 31, 2025.

The balances and the changes in the additional liability for certain benefit features for Life Insurance - Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	($ in millions)
Balance at beginning of period	$6,604.8	$6,037.2
Effect of changes in cash flow assumptions	—	6.8
Effect of actual variances from expected experience	35.2	18.5
Interest accrual	150.3	282.4
Net assessments collected	214.2	430.6
Benefit payments	(128.1)	(170.7)
Balance at end of period	6,876.4	6,604.8
Reinsurance impact	(6,865.4)	(6,593.6)
Balance at end of period after reinsurance	$11.0	$11.2

Weighted-average duration for additional liability (years) (1)	20.8	21.6
(1)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$32.4	$30.8
Effect of changes in discount rate assumptions at beginning of period	(2.0)	(1.3)
Balance at beginning of period at original discount rate	30.4	29.5
Effect of changes in cash flow assumptions	—	3.3
Effect of actual variances from expected experience	(0.5)	0.3
Adjusted beginning of period balance at original discount rate	29.9	33.1
Interest accrual	0.8	1.8
Net premiums collected	(2.5)	(4.5)
Balance at end of period at original discount rate	28.2	30.4
Effect of changes in discount rate assumptions at end of period	1.4	2.0
Balance at end of period	$29.6	$32.4

Present value of expected future policy benefit payments
Balance at beginning of period	$199.1	$195.6
Effect of changes in discount rate assumptions at beginning of period	(12.7)	(8.8)
Balance at beginning of period at original discount rate	186.4	186.8
Effect of changes in cash flow assumptions	—	1.3
Effect of actual variances from expected experience	0.3	3.4
Adjusted beginning of period balance at original discount rate	186.7	191.5
Interest accrual	5.5	11.2
Benefit payments	(8.1)	(16.3)
Balance at end of period at original discount rate	184.1	186.4
Effect of changes in discount rate assumptions at end of period	9.2	12.7
Balance at end of period	$193.3	$199.1

Future policy benefits (1)	$163.7	$166.7
Reinsurance impact	(163.7)	(166.7)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	9.5	9.7
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	June 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$42,577.0	$42,601.7

Individual fixed income annuities
Expected undiscounted future benefit payments	$6,018.6	$6,221.3

Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$5,800.8	$5,945.8

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,602.3	$5,683.8
Expected undiscounted future gross premiums	$8,759.6	$8,763.7
Expected undiscounted future benefit payments	$10,032.2	$9,951.7

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,873.4	$6,929.2
Expected undiscounted future gross premiums	$12,060.4	$11,960.4
Expected undiscounted future benefit payments	$9,710.9	$9,653.9

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$33.8	$37.4
Expected undiscounted future gross premiums	$48.3	$52.7
Expected undiscounted future benefit payments	$355.9	$363.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

	Interest accretion rate		Current discount rate
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Retirement and Income Solutions:
Pension risk transfer	4.72%	4.70%	5.49%	5.28%
Individual fixed income annuities	4.22%	4.22%	5.41%	5.16%
Principal Asset Management – International Pension (1):
Latin America:
Individual fixed income annuities	4.19%	4.19%	3.10%	2.78%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.82%	3.84%	5.62%	5.43%
Life Insurance:
Universal life	4.74%	4.74%	See note (2)	See note (2)
Term life	4.67%	4.81%	5.21%	4.91%
Corporate:
Long-term care insurance	6.16%	6.16%	5.56%	5.36%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

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
June 30, 2026
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

	June 30, 2026			December 31, 2025
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$202.8	$65.9	$136.9	$197.1	$66.9	$130.2
Total MRB per consolidated statements of financial position	$202.8	$65.9	$136.9	$197.1	$66.9	$130.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	($ in millions)
Balance at beginning of period	$130.2	$137.4
Effect of changes in nonperformance risk at beginning of period	17.0	19.0
Adjusted balance at beginning of period	147.2	156.4
Effect of:
Interest accrual and expected policyholder behavior	(38.5)	(62.8)
Benefit payments	0.3	—
Changes in interest rates	15.2	13.0
Changes in equity markets	39.0	53.1
Changes in equity index volatility	(11.6)	(8.3)
Actual policyholder behavior different from expected behavior	1.5	(3.9)
Changes in other future expected assumptions	—	(0.3)
Adjusted balance at end of period	153.1	147.2
Effect of changes in nonperformance risk at end of period	(16.2)	(17.0)
Balance at end of period	$136.9	$130.2

Weighted-average attained age of policyholders (years) (1)	66.9	67.0
Net amount at risk (2)	$21.2	$29.3
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders is defined as the current GMDB amount in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. We had a decrease in the net amount at risk in 2026 primarily as a result of increases in the equity markets.

Significant changes to inputs that impacted the change in the MRB fair value measurement shown above were as follows:

	For the six months ended		For the year ended
	June 30, 2026		December 31, 2025
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Increased	Favorable
Equity market volatilities	Increased	Unfavorable	Increased	Unfavorable
Own nonperformance risk	Decreased	Favorable	Increased	Favorable

The change in input increase or decrease is based on the corresponding weighted-average values. The associated change in the MRB asset (liability) fair value measurement might be non-intuitive if the range of inputs moved differently than the weighted average. See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

	June 30, 2026				December 31, 2025
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.91	-	4.93%	4.92%	4.80	-	4.84%	4.82%
Long-term equity market volatility	17.80	-	40.49%	22.73%	17.80	-	38.80%	21.94%
Nonperformance risk	0.52	-	1.09%	0.93%	0.49	-	1.12%	0.95%
Lapse rate	0.90	-	55.00%	6.84%	0.90	-	55.00%	6.51%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of June 30, 2026, and December 31, 2025, we had $14,912.5 million and $14,923.9 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of June 30, 2026, and December 31, 2025, we had $27.8 million and $23.5 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(in millions)
Premiums and other considerations:
Direct	$1,612.9	$1,538.1	$2,889.3	$3,421.5
Ceded	(152.1)	(141.6)	(280.4)	(273.7)
Net premiums and other considerations	$1,460.8	$1,396.5	$2,608.9	$3,147.8

Benefits, claims and settlement expenses:
Direct	$2,406.9	$2,322.3	$4,442.4	$4,920.3
Ceded	(414.8)	(482.4)	(839.2)	(860.4)
Net benefits, claims and settlement expenses	$1,992.1	$1,839.9	$3,603.2	$4,059.9

LFPB remeasurement (gain) loss:
Direct	$22.9	$(11.8)	$24.0	$(5.7)
Ceded	(15.5)	7.5	(31.3)	3.6
Net LFPB remeasurement (gain) loss	$7.4	$(4.3)	$(7.3)	$(2.1)

As of June 30, 2026 and December 31, 2025, we had a $3,676.6 million and $4,076.2 million reinsurance deposit receivable, respectively.

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

	June 30, 2026	December 31, 2025

	(in millions)
Cost of reinsurance asset	$3,061.7	$3,103.2

Cost of reinsurance liability	$953.9	971.4

Cost of reinsurance amortization, including the impacts of remeasurement, of $15.1 million and $24.6 million for the three months ended June 30, 2026 and 2025, and $24.3 million and $44.6 million for the six months ended June 30, 2026 and 2025, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown on the consolidated statements of financial position.

	June 30, 2026	December 31, 2025

	(in millions)
Fixed maturities, available-for-sale	$12,215.3	$13,300.1
Fixed maturities, trading	201.0	279.3
Equity securities	0.3	0.3
Mortgage loans	1,670.2	2,002.9
Other investments	1,906.8	1,708.7
Cash and cash equivalents	1,385.7	547.8
Accrued interest income	147.6	159.0
Net other liabilities	(13.2)	(89.2)
Net assets	$17,513.7	$17,908.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of June 30, 2026 and December 31, 2025, we had a $17,370.2 million and $17,783.4 million funds withheld payable, which was net of a $2,706.4 million and $2,633.4 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $(104.4) million and $20.3 million for the three months ended June 30, 2026 and 2025, respectively, and $73.0 million and $(189.4) million for the six months ended June 30, 2026 and 2025, respectively.

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

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to the reinsurer.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Fixed maturities, available-for-sale	$(4.1)	$(19.5)	$(22.0)	$(47.5)
Fixed maturities, trading	(0.4)	—	(3.1)	0.1
Mortgage loans	(0.1)	0.1	(4.0)	(1.3)
Derivatives	1.6	0.5	0.9	(1.7)
Net realized capital losses	$(3.0)	$(18.9)	$(28.2)	$(50.4)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

11. Long-Term Debt

The components of long-term debt were as follows:

	June 30, 2026
		Net
		unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	cost	amount

	(in millions)
3.1% notes payable, due 2026	$350.0	$(0.1)	$349.9
4.111% notes payable, due 2028	400.0	(7.5)	392.5
3.7% notes payable, due 2029	500.0	(2.1)	497.9
2.125% notes payable, due 2030	600.0	(2.0)	598.0
5.375% notes payable, due 2033	400.0	(3.0)	397.0
6.05% notes payable, due 2036	505.6	(1.9)	503.7
5.3% notes payable, due 2037	400.0	(5.1)	394.9
4.625% notes payable, due 2042	300.0	(2.6)	297.4
4.35% notes payable, due 2043	300.0	(2.6)	297.4
4.3% notes payable, due 2046	300.0	(2.8)	297.2
5.5% notes payable, due 2053	300.0	(4.2)	295.8
Non-recourse mortgages and notes payable	2.9	(0.2)	2.7
Total long-term debt	$4,358.5	$(34.1)	$4,324.4

	December 31, 2025
		Net
		unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	cost	amount

	(in millions)
3.1% notes payable, due 2026	$350.0	$(0.4)	$349.6
4.111% notes payable, due 2028	400.0	(9.8)	390.2
3.7% notes payable, due 2029	500.0	(2.5)	497.5
2.125% notes payable, due 2030	600.0	(2.2)	597.8
5.375% notes payable, due 2033	400.0	(3.1)	396.9
6.05% notes payable, due 2036	505.6	(1.9)	503.7
4.625% notes payable, due 2042	300.0	(2.6)	297.4
4.35% notes payable, due 2043	300.0	(2.6)	297.4
4.3% notes payable, due 2046	300.0	(2.8)	297.2
5.5% notes payable, due 2053	300.0	(4.2)	295.8
Non-recourse mortgages and notes payable	2.9	(0.1)	2.8
Total long-term debt	$3,958.5	$(32.2)	$3,926.3

Net discount, premium and issuance costs associated with issuing these notes are amortized to expense over the respective terms using the interest method.

On May 27, 2026, we issued $400.0 million of senior notes that bear interest at 5.3% and will mature in 2037. Interest on the notes is payable semi-annually on January 15 and July 15 each year, beginning on January 15, 2027. The proceeds from these notes will be used for general corporate purposes, which may include repayment, redemption or refinancing of existing indebtedness.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

12. Income Taxes

Effective Income Tax Rate

The provision for income taxes for interim periods is based on an estimated annual effective tax rate. Excluded from the estimated annual effective tax rate are discrete items occurring during the period, including those which do not relate to ordinary operating income.

The effective tax rate for the three and six months ended June 30, 2026, was 13% and 14%, respectively. The effective tax rate for the three months ended June 30, 2026, differed from the U.S. federal statutory tax rate of 21% due primarily to tax benefits from the dividends received deduction, interest exclusion from taxable income, tax credits, foreign currency inflation, the impact of noncontrolling interest presentation and the impact of equity method presentation, partially offset by state income tax expense. The effective tax rate for the six months ended June 30, 2026, differed from the U.S. federal statutory tax rate of 21% due primarily to tax benefits from the dividends received deduction, interest exclusion from taxable income and the impact of equity method presentation, partially offset by state income tax expense.

The effective tax rate for the three and six months ended June 30, 2025, was 14% and 7%, respectively. The effective tax rate for these periods differed from the U.S. federal statutory tax rate of 21% due primarily to tax benefits from the dividends received deduction, interest exclusion from taxable income, tax credits, changes in unrecognized tax benefits, the impact of noncontrolling interest presentation and the impact of equity method presentation, partially offset by state income tax expense and foreign statutory rate differentials.

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

Income taxes for the three and six months ended June 30, 2026, reflect the impact of enacted Pillar Two legislation in applicable jurisdictions based on management’s current interpretation of each jurisdiction’s tax law.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

13. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Service cost	$15.2	$15.0	$—	$—
Interest cost	43.0	43.7	0.7	0.7
Expected return on plan assets	(45.9)	(43.1)	(1.3)	(1.2)
Amortization of prior service benefit	(3.8)	(3.7)	(0.2)	(0.3)
Recognized net actuarial (gain) loss	6.6	9.1	(0.5)	(0.3)
Net periodic benefit cost (income)	$15.1	$21.0	$(1.3)	$(1.1)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Service cost	$31.5	$29.7	$—	$—
Interest cost	86.3	86.8	1.4	1.5
Expected return on plan assets	(91.8)	(86.0)	(2.5)	(2.3)
Amortization of prior service benefit	(7.5)	(7.5)	(0.5)	(0.6)
Recognized net actuarial (gain) loss	13.3	17.4	(1.0)	(0.7)
Settlement	2.6	—	—	—
Net periodic benefit cost (income)	$34.4	$40.4	$(2.6)	$(2.1)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan in 2026; however, it is possible that we may fund both the qualified and nonqualified pension plans in 2026 for a combined total of up to $70.0 million. During both the three and six months ended June 30, 2026, we contributed $33.0 million to these plans.

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
June 30, 2026
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of June 30, 2026.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2026, was approximately $74.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees are not expected to result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of June 30, 2026, was $850.0 million.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

15. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Dividends declared per common share	$0.82	$0.76	$1.62	$1.51

Reconciliation of Outstanding Common Shares

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	216,449,333	224,971,715	217,380,912	226,225,161
Shares issued	677,847	201,106	2,301,120	1,836,356
Treasury stock acquired	(2,491,746)	(1,987,132)	(5,046,598)	(4,875,828)
Ending balance	214,635,434	223,185,689	214,635,434	223,185,689

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Other Comprehensive Income

	For the three months ended			For the six months ended
	June 30, 2026			June 30, 2026
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains (losses) on available-for-sale securities during the period	$186.5	$(32.4)	$154.1	$(611.7)	$136.4	$(475.3)
Reclassification adjustment for losses included in net income (1)	55.6	(11.8)	43.8	107.4	(22.8)	84.6
Adjustments for assumed changes in amortization patterns	(0.2)	0.1	(0.1)	0.4	—	0.4
Adjustments for assumed changes in policyholder liabilities	(2.2)	0.4	(1.8)	9.9	(2.1)	7.8
Net unrealized gains (losses) on available-for-sale securities	239.7	(43.7)	196.0	(494.0)	111.5	(382.5)

Net unrealized gains (losses) on derivative instruments during the period	(27.7)	5.8	(21.9)	41.2	(8.7)	32.5
Reclassification adjustment for losses included in net income (2)	0.1	—	0.1	0.2	—	0.2
Adjustments for assumed changes in amortization patterns	0.1	(0.1)	—	0.1	(0.1)	—
Net unrealized gains (losses) on derivative instruments	(27.5)	5.7	(21.8)	41.5	(8.8)	32.7

Liability for future policy benefits discount rate remeasurement gain (3)	102.2	(31.4)	70.8	595.1	(134.6)	460.5

Market risk benefit nonperformance risk remeasurement gain (loss) (4)	(2.5)	0.5	(2.0)	0.8	(0.2)	0.6

Foreign currency translation adjustment during the period	28.7	—	28.7	8.8	(8.8)	—
Reclassification adjustment for losses included in net income (5)	1.8	—	1.8	1.5	—	1.5
Foreign currency translation adjustment	30.5	—	30.5	10.3	(8.8)	1.5

Unrecognized postretirement benefit obligation during the period	3.2	(0.8)	2.4	(2.0)	0.5	(1.5)
Amortization of amounts included in net periodic benefit cost (6)	2.1	(0.6)	1.5	6.9	(1.8)	5.1
Net unrecognized postretirement benefit obligation	5.3	(1.4)	3.9	4.9	(1.3)	3.6

Other comprehensive income	$347.7	$(70.3)	$277.4	$158.6	$(42.2)	$116.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2025			June 30, 2025
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$273.5	$(57.6)	$215.9	$940.3	$(198.5)	$741.8
Reclassification adjustment for losses included in net income (1)	44.5	(9.5)	35.0	107.0	(22.6)	84.4
Adjustments for assumed changes in amortization patterns	(0.1)	0.1	—	(0.5)	0.2	(0.3)
Adjustments for assumed changes in policyholder liabilities	(2.6)	0.6	(2.0)	15.7	(3.3)	12.4
Net unrealized gains on available-for-sale securities	315.3	(66.4)	248.9	1,062.5	(224.2)	838.3

Net unrealized losses on derivative instruments during the period	(208.0)	43.6	(164.4)	(189.5)	39.7	(149.8)
Reclassification adjustment for gains included in net income (2)	(0.6)	0.2	(0.4)	(1.2)	0.3	(0.9)
Adjustments for assumed changes in amortization patterns	0.1	—	0.1	0.1	—	0.1
Net unrealized losses on derivative instruments	(208.5)	43.8	(164.7)	(190.6)	40.0	(150.6)

Liability for future policy benefits discount rate remeasurement loss (3)	(107.2)	24.7	(82.5)	(419.6)	87.3	(332.3)

Market risk benefit nonperformance risk remeasurement gain (loss) (4)	(0.5)	0.1	(0.4)	2.2	(0.5)	1.7

Foreign currency translation adjustment	89.6	(7.3)	82.3	163.7	(8.0)	155.7

Unrecognized postretirement benefit obligation during the period	(13.6)	3.5	(10.1)	(13.6)	3.5	(10.1)
Amortization of amounts included in net periodic benefit cost (6)	4.8	(1.3)	3.5	8.6	(2.2)	6.4
Net unrecognized postretirement benefit obligation	(8.8)	2.2	(6.6)	(5.0)	1.3	(3.7)

Other comprehensive income	$79.9	$(2.9)	$77.0	$613.2	$(104.1)	$509.1
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) and net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the LFPB and the associated reinsurance recoverable. See Note 8, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 9, Market Risk Benefits, for further details.
(5)	Relates to the release of cumulative translation adjustments from the dissolution of foreign subsidiaries.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 13, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Accumulated Other Comprehensive Loss

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	loss	adjustment	obligation	loss

	(in millions)
Balances as of April 1, 2025	$(4,103.5)	$65.9	$1,188.4	$(12.9)	$(1,705.7)	$(218.1)	$(4,785.9)
Other comprehensive income during the period, net of adjustments	213.9	(164.3)	(82.5)	(0.4)	77.9	(10.1)	34.5
Amounts reclassified from AOCI	35.0	(0.4)	—	—	—	3.5	38.1
Other comprehensive income	248.9	(164.7)	(82.5)	(0.4)	77.9	(6.6)	72.6
Balances as of June 30, 2025	$(3,854.6)	$(98.8)	$1,105.9	$(13.3)	$(1,627.8)	$(224.7)	$(4,713.3)

Balances as of April 1, 2026	$(3,807.6)	$22.6	$1,202.2	$(10.8)	$(1,569.9)	$(180.2)	$(4,343.7)
Other comprehensive income during the period, net of adjustments	152.2	(21.9)	70.8	(2.0)	29.3	2.4	230.8
Amounts reclassified from AOCI	43.8	0.1	—	—	1.7	1.5	47.1
Other comprehensive income	196.0	(21.8)	70.8	(2.0)	31.0	3.9	277.9
Balances as of June 30, 2026	$(3,611.6)	$0.8	$1,273.0	$(12.8)	$(1,538.9)	$(176.3)	$(4,065.8)

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	loss	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2025	$(4,692.9)	$51.8	$1,438.2	$(15.0)	$(1,785.9)	$(221.0)	$(5,224.8)
Other comprehensive income during the period, net of adjustments	753.9	(149.7)	(332.3)	1.7	158.1	(10.1)	421.6
Amounts reclassified from AOCI	84.4	(0.9)	—	—	—	6.4	89.9
Other comprehensive income	838.3	(150.6)	(332.3)	1.7	158.1	(3.7)	511.5
Balances as of June 30, 2025	$(3,854.6)	$(98.8)	$1,105.9	$(13.3)	$(1,627.8)	$(224.7)	$(4,713.3)

Balances as of January 1, 2026	$(3,229.1)	$(31.9)	$812.5	$(13.4)	$(1,546.6)	$(179.9)	$(4,188.4)
Other comprehensive income during the period, net of adjustments	(467.1)	32.5	460.5	0.6	6.3	(1.5)	31.3
Amounts reclassified from AOCI	84.6	0.2	—	—	1.4	5.1	91.3
Other comprehensive income	(382.5)	32.7	460.5	0.6	7.7	3.6	122.6
Balances as of June 30, 2026	$(3,611.6)	$0.8	$1,273.0	$(12.8)	$(1,538.9)	$(176.3)	$(4,065.8)
(1)	Net unrealized losses on available-for-sale securities for which an allowance for credit loss has been recorded were $12.1 million and $4.5 million as of June 30, 2026 and 2025, respectively.

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
June 30, 2026
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Beginning balance	$544.1	$326.7	$474.3	$337.7
Net income attributable to redeemable noncontrolling interest	26.3	25.9	14.2	37.4
Redeemable noncontrolling interest of deconsolidated entities (1)	(0.2)	(10.4)	(7.5)	(22.9)
Contributions from redeemable noncontrolling interest	157.3	58.1	283.4	88.9
Distributions to redeemable noncontrolling interest	(15.1)	(13.3)	(46.0)	(45.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	—	—	(0.9)	(1.6)
Stock-based compensation attributable to redeemable noncontrolling interest	—	0.1	—	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(0.7)	4.1	(5.8)	(3.3)
Ending balance	$711.7	$391.2	$711.7	$391.2
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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
June 30, 2026
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2026, approximately 2% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
June 30, 2026
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
June 30, 2026
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
June 30, 2026
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

Funds Withheld Payable Embedded Derivative

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,981.0	$—	$1,670.3	$310.7	$—
Non-U.S. governments	397.0	—	—	397.0	—
States and political subdivisions	7,322.0	—	—	7,222.2	99.8
Corporate	38,007.1	—	26.0	35,464.3	2,516.8
Residential mortgage-backed pass-through securities	3,662.8	—	—	3,662.8	—
Commercial mortgage-backed securities	5,620.6	—	—	5,618.4	2.2
Collateralized debt obligations (1)	5,871.3	—	—	5,871.3	—
Other debt obligations	11,124.5	—	—	9,692.5	1,432.0
Total fixed maturities, available-for-sale	73,986.3	—	1,696.3	68,239.2	4,050.8
Fixed maturities, trading	1,087.7	—	—	683.2	404.5
Equity securities	2,603.4	—	1,103.4	1,500.0	—
Derivative assets (2)	1,751.3	—	—	1,718.1	33.2
Other investments	1,239.3	56.5	333.7	760.9	88.2
Cash equivalents	3,519.8	—	135.4	3,384.4	—
Market risk benefit asset (3)	202.8	—	—	—	202.8
Sub-total excluding separate account assets	84,390.6	56.5	3,268.8	76,285.8	4,779.5
Separate account assets	202,396.0	7,607.0	129,883.1	64,145.5	760.4
Total assets	$286,786.6	$7,663.5	$133,151.9	$140,431.3	$5,539.9

Liabilities
Investment and universal life contracts (4)	$(2,142.5)	$—	$—	$—	$(2,142.5)
Market risk benefit liability (3)	(65.9)	—	—	—	(65.9)
Funds withheld payable embedded derivative (4)	2,706.4	—	—	—	2,706.4
Derivative liabilities (2)	(526.6)	—	(0.3)	(516.4)	(9.9)
Other liabilities	(2.8)	—	—	(2.8)	—
Total liabilities	$(31.4)	$—	$(0.3)	$(519.2)	$488.1

Net assets	$286,755.2	$7,663.5	$133,151.6	$139,912.1	$6,028.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	December 31, 2025
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,867.6	$—	$1,515.2	$352.4	$—
Non-U.S. governments	517.7	—	—	517.7	—
States and political subdivisions	7,138.7	—	—	7,070.3	68.4
Corporate	37,547.5	—	27.8	35,042.0	2,477.7
Residential mortgage-backed pass-through securities	3,805.1	—	—	3,805.1	—
Commercial mortgage-backed securities	5,371.6	—	—	5,369.2	2.4
Collateralized debt obligations (1)	6,422.3	—	—	6,422.3	—
Other debt obligations	10,690.2	—	—	8,934.5	1,755.7
Total fixed maturities, available-for-sale	73,360.7	—	1,543.0	67,513.5	4,304.2
Fixed maturities, trading	1,243.8	—	0.1	786.3	457.4
Equity securities	2,237.3	—	778.6	1,458.7	—
Derivative assets (2)	1,224.5	—	—	1,199.8	24.7
Other investments	1,112.0	106.4	332.8	505.6	167.2
Cash equivalents	3,236.1	—	183.7	3,052.4	—
Market risk benefit asset (3)	197.1	—	—	—	197.1
Sub-total excluding separate account assets	82,611.5	106.4	2,838.2	74,516.3	5,150.6
Separate account assets	193,622.6	7,613.8	121,376.6	63,889.7	742.5
Total assets	$276,234.1	$7,720.2	$124,214.8	$138,406.0	$5,893.1

Liabilities
Investment and universal life contracts (4)	$(1,410.2)	$—	$—	$—	$(1,410.2)
Market risk benefit liability (3)	(66.9)	—	—	—	(66.9)
Funds withheld payable embedded derivative (4)	2,633.4	—	—	—	2,633.4
Derivative liabilities (2)	(552.1)	—	—	(545.3)	(6.8)
Other liabilities	(1.3)	—	—	(1.3)	—
Total liabilities	$602.9	$—	$—	$(546.6)	$1,149.5

Net assets	$276,837.0	$7,720.2	$124,214.8	$137,859.4	$7,042.6
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 4, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 9, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $2.9 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2026
		Total realized/unrealized
		gains (losses)
	Beginning		Included in	Net purchases,			Ending
	asset/(liability)		other	sales,			asset/(liability)
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	balance as of
	April 1, 2026	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	June 30, 2026

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$68.2	$—	$(0.5)	$(0.5)	$32.6	$—	$99.8
Corporate	2,549.1	(1.8)	1.0	(31.5)	—	—	2,516.8
Commercial mortgage-backed securities	2.3	—	—	(0.1)	—	—	2.2
Other debt obligations	1,772.7	—	10.0	(237.8)	—	(112.9)	1,432.0
Total fixed maturities, available-for-sale	4,392.3	(1.8)	10.5	(269.9)	32.6	(112.9)	4,050.8
Fixed maturities, trading	497.0	(6.7)	—	(85.8)	—	—	404.5
Other investments	125.3	(3.3)	—	(33.8)	—	—	88.2
Separate account assets (1)	760.6	(0.2)	—	—	—	—	760.4

Liabilities
Investment and universal life contracts	(1,357.7)	(668.0)	—	(116.8)	—	—	(2,142.5)
Funds withheld payable embedded derivative	2,810.8	(104.4)	—	—	—	—	2,706.4

Derivatives
Net derivative assets (liabilities)	(1.7)	24.2	—	0.8	—	—	23.3

	For the three months ended June 30, 2025
		Total realized/unrealized gains
		(losses)
	Beginning		Included in	Net purchases,			Ending
	asset/(liability)		other	sales,			asset/(liability)
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	balance as of
	April 1, 2025	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	June 30, 2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$68.6	$—	$(0.4)	$(0.4)	$—	$—	$67.8
Corporate	2,419.3	13.0	(2.7)	14.4	—	—	2,444.0
Commercial mortgage-backed securities	2.6	—	—	—	—	—	2.6
Other debt obligations	1,459.7	—	7.4	224.8	121.5	—	1,813.4
Total fixed maturities, available-for-sale	3,950.2	13.0	4.3	238.8	121.5	—	4,327.8
Fixed maturities, trading	571.1	(11.2)	—	(68.0)	—	—	491.9
Other investments	118.6	(2.9)	—	3.6	—	—	119.3
Separate account assets (1)	738.2	3.2	—	—	—	—	741.4

Liabilities
Investment and universal life contracts	(522.7)	(192.4)	—	(148.6)	—	—	(863.7)
Funds withheld payable embedded derivative	2,804.8	20.4	—	—	—	—	2,825.2

Derivatives
Net derivative assets (liabilities)	(1.8)	(11.1)	—	(0.1)	—	(0.1)	(13.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2026
		Total realized/unrealized gains
		(losses)
	Beginning		Included in	Net purchases,			Ending
	asset/(liability)		other	sales,			asset/(liability)
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	balance as of
	January 1, 2026	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	June 30, 2026

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$68.4	$—	$(0.2)	$(1.0)	$32.6	$—	$99.8
Corporate	2,477.7	(32.0)	6.3	64.8	—	—	2,516.8
Commercial mortgage-backed securities	2.4	—	—	(0.2)	—	—	2.2
Other debt obligations	1,755.7	(2.1)	—	(256.5)	52.6	(117.7)	1,432.0
Total fixed maturities, available-for-sale	4,304.2	(34.1)	6.1	(192.9)	85.2	(117.7)	4,050.8
Fixed maturities, trading	457.4	(12.0)	—	(40.9)	—	—	404.5
Other investments	167.2	(7.1)	—	(71.9)	—	—	88.2
Separate account assets (1)	742.5	17.9	—	—	—	—	760.4

Liabilities
Investment and universal life contracts	(1,410.2)	(522.9)	—	(209.4)	—	—	(2,142.5)
Funds withheld payable embedded derivative	2,633.4	73.0	—	—	—	—	2,706.4

Derivatives
Net derivative assets (liabilities)	17.9	4.2	—	1.2	—	—	23.3

	For the six months ended June 30, 2025
		Total realized/unrealized
		gains (losses)
	Beginning		Included in	Net purchases,			Ending
	asset/(liability)		other	sales,			asset/(liability)
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	balance as of
	January 1, 2025	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	June 30, 2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$66.8	$—	$1.9	$(0.9)	$—	$—	$67.8
Corporate	2,350.4	15.9	(7.9)	85.6	—	—	2,444.0
Commercial mortgage-backed securities	2.7	—	0.1	(0.2)	—	—	2.6
Other debt obligations	1,478.3	0.1	10.3	228.0	121.5	(24.8)	1,813.4
Total fixed maturities, available-for-sale	3,898.2	16.0	4.4	312.5	121.5	(24.8)	4,327.8
Fixed maturities, trading	562.6	(11.9)	—	(54.0)	—	(4.8)	491.9
Mortgage loans	140.6	—	—	(140.6)	—	—	—
Other investments	131.2	(0.2)	—	(11.7)	—	—	119.3
Separate account assets (1)	726.7	14.7	—	—	—	—	741.4

Liabilities
Investment and universal life contracts	(578.4)	1.0	—	(286.3)	—	—	(863.7)
Funds withheld payable embedded derivative	3,014.5	(189.3)	—	—	—	—	2,825.2

Derivatives
Net derivative assets (liabilities)	13.5	(27.8)	—	1.2	—	—	(13.1)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal Asset Management separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(5.6)	$13.0	$(16.8)	$27.4
Other debt obligations	—	—	(1.2)	—
Total fixed maturities, available-for-sale	(5.6)	13.0	(18.0)	27.4
Fixed maturities, trading	(5.5)	(11.0)	(9.8)	(11.2)
Other investments	1.0	4.2	0.4	4.2
Separate account assets	(0.9)	(1.2)	17.2	(7.8)

Liabilities
Investment and universal life contracts	(526.8)	(7.8)	(521.7)	0.3
Funds withheld payable embedded derivative	(104.4)	20.4	73.0	(189.4)

Derivatives
Net derivative assets (liabilities)	10.3	(12.6)	1.6	(30.6)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal Asset Management, relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(0.6)	$(0.4)	$(0.3)	$1.9
Corporate	4.5	(2.4)	2.5	(8.7)
Commercial mortgage-backed securities	—	—	—	0.1
Other debt obligations	9.9	7.4	0.9	10.6
Total fixed maturities, available-for-sale	13.8	4.6	3.1	3.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

(4)Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2026
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.5)	$(0.5)
Corporate	124.8	(44.9)	—	(111.4)	(31.5)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Other debt obligations	84.9	(222.0)	—	(100.7)	(237.8)
Total fixed maturities, available-for-sale	209.7	(266.9)	—	(212.7)	(269.9)
Fixed maturities, trading	56.2	(133.5)	—	(8.5)	(85.8)
Other investments	(1.5)	(0.7)	—	(31.6)	(33.8)

Liabilities
Investment and universal life contracts	—	—	(131.4)	14.6	(116.8)

Derivatives
Net derivative assets (liabilities)	0.1	0.7	—	—	0.8

	For the three months ended June 30, 2025
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	89.0	(25.6)	—	(49.0)	14.4
Other debt obligations	288.9	—	—	(64.1)	224.8
Total fixed maturities, available-for-sale	377.9	(25.6)	—	(113.5)	238.8
Fixed maturities, trading	98.3	(76.8)	—	(89.5)	(68.0)
Other investments	39.6	—	—	(36.0)	3.6

Liabilities
Investment and universal life contracts	—	—	(160.1)	11.5	(148.6)

Derivatives
Net derivative assets (liabilities)	0.2	(0.3)	—	—	(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2026
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.0)	$(1.0)
Corporate	378.3	(70.8)	—	(242.7)	64.8
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Other debt obligations	194.1	(222.0)	—	(228.6)	(256.5)
Total fixed maturities, available-for-sale	572.4	(292.8)	—	(472.5)	(192.9)
Fixed maturities, trading	142.2	(170.6)	—	(12.5)	(40.9)
Other investments	8.8	(0.7)	—	(80.0)	(71.9)

Liabilities
Investment and universal life contracts	—	—	(241.2)	31.8	(209.4)

Derivatives
Net derivative assets (liabilities)	0.3	0.9	—	—	1.2

	For the six months ended June 30, 2025
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.9)	$(0.9)
Corporate	324.2	(155.6)	—	(83.0)	85.6
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Other debt obligations	513.6	(177.7)	—	(107.9)	228.0
Total fixed maturities, available-for-sale	837.8	(333.3)	—	(192.0)	312.5
Fixed maturities, trading	162.6	(121.6)	—	(95.0)	(54.0)
Mortgage loans	—	—	—	(140.6)	(140.6)
Other investments	60.9	(1.5)	—	(71.1)	(11.7)

Liabilities
Investment and universal life contracts	—	—	(314.0)	27.7	(286.3)

Derivatives
Net derivative assets (liabilities)	0.9	0.3	—	—	1.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2026
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$32.6	$—	$—
Other debt obligations	—	—	—	112.9
Total fixed maturities, available-for-sale	—	32.6	—	112.9

	For the three months ended June 30, 2025
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$121.5	$—	$—
Total fixed maturities, available-for-sale	—	121.5	—	—

Derivatives
Net derivative assets (liabilities)	—	—	—	0.1

	For the six months ended June 30, 2026
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$32.6	$—	$—
Other debt obligations	—	52.6	—	117.7
Total fixed maturities, available-for-sale	—	85.2	—	117.7

	For the six months ended June 30, 2025
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$121.5	$—	$24.8
Total fixed maturities, available-for-sale	—	121.5	—	24.8
Fixed maturities, trading	—	—	—	4.8

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
June 30, 2026
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

	June 30, 2026
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$2,020.9	Discounted cash flow	Discount rate (1)	3.0	% -	12.8%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple	0.9	x -	13.0	x	5.2	x
			Illiquidity premium	30	basis points (“bps”) -	771	bps	144	bps
			Comparability adjustment	(96)	bps -	4,970	bps	97	bps
Other debt obligations	1,432.0	Discounted cash flow	Discount rate (1)	3.9	% -	8.9%		4.4%
			Illiquidity premium	(83)	bps -	415	bps	176	bps
			Comparability adjustment	(11)	bps -	298	bps	67	bps
Fixed maturities, trading	210.1	Discounted cash flow	Discount rate (1)	4.2	% -	13.0%		8.2%
			Earnings before interest, taxes, depreciation and amortization multiple	0.9	x -	13.0	x	4.7	x
			Comparability adjustment	(96)	bps -	689	bps	70	bps
Other investments	88.2	Discounted cash flow	Discount rate (1)	12.0	% -	13.5%		13.2%
			Probability of default	6.0	% -	10.0%		8.4%
			Potential loss severity	87.0	% -	100.0%		91.8%
Separate account assets	760.4	Discounted cash flow - real estate	Discount rate (1)	6.8	% -	10.0%		7.4%
			Terminal capitalization rate	5.5	% -	8.0%		6.0%
			Average market rent growth rate	2.0	% -	3.3%		2.7%
		Discounted cash flow - real estate debt	Loan to value	46.5	% -	65.5%		52.1%
			Market interest rate	5.3	% -	6.8%		5.8%

Liabilities
Investment and universal life contracts (4)	(2,142.5)	Discounted cash flow	Long duration interest rate	3.8	% -	4.9%	(2)	4.9%
			Long-term equity market volatility	17.2	% -	43.5%		22.6%
			Nonperformance risk	0.5	% -	1.1%		0.9%
			Lapse rate	0.0	% -	55.0%		8.3%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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
June 30, 2026
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2026 and 2025.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance so that credit losses are recognized within the changes in fair value in the consolidated statements of operations.

The following table presents information regarding the assets and liabilities for which the fair value option was elected.

	June 30, 2026	December 31, 2025

	(in millions)
Other loans of consolidated VIE (1)
Fair value (1)	$88.2	$167.1
Aggregate contractual principal	98.2	175.8
(1)	Reported with other investments on the consolidated statements of financial position. See Note 3, Investments, for additional information relating to other loans more than 90 days past due or in non-accrual status.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss - instrument specific credit risk	$(4.0)	$(2.9)	$(7.7)	$(1.3)
Change in fair value pre-tax loss (1)	(4.0)	(2.9)	(7.7)	(1.3)
Interest income (2)	3.8	2.9	9.9	7.1
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rate of the loans.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2026
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$21,092.7	$19,712.9	$—	$—	$19,712.9
Policy loans	875.5	903.2	—	—	903.2
Other investments	268.9	248.0	—	83.3	164.7
Cash and cash equivalents	1,739.7	1,739.7	1,718.6	21.1	—
Reinsurance deposit receivable	3,676.6	3,431.9	—	—	3,431.9
Cash collateral receivable	0.8	0.8	0.8	—	—
Investment contracts	(34,746.3)	(34,062.3)	—	(8,316.9)	(25,745.4)
Short-term debt	(16.2)	(16.2)	—	(16.2)	—
Long-term debt	(4,324.4)	(4,182.5)	—	(4,180.0)	(2.5)
Separate account liabilities	(187,074.5)	(142,768.2)	—	—	(142,768.2)
Bank deposits (1)	(391.5)	(393.4)	—	(393.4)	—
Cash collateral payable	(1,295.0)	(1,295.0)	(1,295.0)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

The Principal Asset Management segment provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select international markets. The segment is organized into Investment Management, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to serve a breadth of client investment objectives; and International Pension, which provides long-term savings and retirement solutions through pension accumulation and income annuities in Asia and Latin America.

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
June 30, 2026
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
June 30, 2026
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

Segment Assets

	June 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions	$246,373.1	$238,141.5
Principal Asset Management	54,001.6	52,267.1
Benefits and Protection	48,961.0	48,165.5
Corporate	3,416.6	2,802.4
Total assets per consolidated statements of financial position	$352,752.3	$341,376.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

Segment Operating Revenues

	For the three months ended June 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$967.5	$459.7	$1,084.8	$92.5	$2,604.5
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(18.0)	—	8.0	—	(10.0)
Net investment income included in operating revenues	932.0	194.3	179.2	40.4	1,345.9
Operating revenues from equity method investments	—	54.1	—	(0.1)	54.0
Inter-segment operating revenues	(0.1)	83.3	1.9	81.5	166.6
Eliminations of inter-segment operating revenues	—	—	—	(166.6)	(166.6)
Segment operating revenues (3)	$1,881.4	$791.4	$1,273.9	$47.7	3,994.4
Net realized capital gains, net of related revenue adjustments					56.3
Revenues from exited business (4)					(119.7)
Adjustments related to equity method investments					(17.6)
Market risk benefit derivative settlements					(7.6)
Total revenues per consolidated statements of operations					$3,905.8

	For the three months ended June 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$888.8	$460.8	$1,065.3	$62.7	$2,477.6
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(17.1)	—	8.6	—	(8.5)
Net investment income included in operating revenues	838.5	119.1	170.5	47.5	1,175.6
Operating revenues from equity method investments	—	45.0	—	(0.1)	44.9
Inter-segment operating revenues	8.1	78.5	1.9	79.8	168.3
Eliminations of inter-segment operating revenues	—	—	—	(168.3)	(168.3)
Segment operating revenues (3)	$1,718.3	$703.4	$1,246.3	$21.6	3,689.6
Net realized capital losses, net of related revenue adjustments					(7.3)
Revenues from exited business (4)					15.9
Adjustments related to equity method investments					(15.9)
Market risk benefit derivative settlements					(11.0)
Total revenues per consolidated statements of operations					$3,671.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$1,598.3	$915.3	$2,174.1	$180.1	$4,867.8
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(35.7)	—	13.8	—	(21.9)
Net investment income included in operating revenues	1,835.0	270.4	335.4	98.8	2,539.6
Operating revenues from equity method investments	—	124.9	—	(0.2)	124.7
Inter-segment operating revenues	2.8	164.1	4.3	158.5	329.7
Eliminations of inter-segment operating revenues	—	—	—	(329.7)	(329.7)
Segment operating revenues (3)	$3,400.4	$1,474.7	$2,527.6	$107.5	7,510.2
Net realized capital losses, net of related revenue adjustments					(80.5)
Revenues from exited business (4)					61.8
Adjustments related to equity method investments					(41.3)
Market risk benefit derivative settlements					(15.3)
Total revenues per consolidated statements of operations					$7,434.9

	For the six months ended June 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$2,147.8	$910.8	$2,120.8	$125.8	$5,305.2
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(34.5)	—	15.4	—	(19.1)
Net investment income included in operating revenues	1,660.5	236.7	320.3	109.9	2,327.4
Operating revenues from equity method investments	—	89.6	—	(0.2)	89.4
Inter-segment operating revenues	19.7	153.1	4.0	158.9	335.7
Eliminations of inter-segment operating revenues	—	—	—	(335.7)	(335.7)
Segment operating revenues (3)	$3,793.5	$1,390.2	$2,460.5	$58.7	7,702.9
Net realized capital losses, net of related revenue adjustments					(109.0)
Revenues from exited business (4)					(172.1)
Adjustments related to equity method investments					(32.5)
Market risk benefit derivative settlements					(22.1)
Total revenues per consolidated statements of operations					$7,367.2
(1)	Includes amounts reported in premiums and other considerations as well as fees and other revenues on the consolidated statements of operations.
(2)	Includes certain revenues associated with our exited U.S. retail fixed annuity and ULSG businesses and fees associated with net realized capital gains (losses) that are not included in segment operating revenues.
(3)	See Note 18, Revenues from Contracts with Customers, for additional detail relating to segment operating revenues.
(4)	Revenues from exited business included:

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Change in fair value of funds withheld embedded derivative	$(104.4)	$20.3	$73.0	$(189.4)
Net realized capital gains (losses) on funds withheld assets	(8.1)	3.7	1.3	31.7
Amortization of reinsurance gain	0.7	0.6	1.3	1.1
Other impacts of exited business	(7.9)	(8.7)	(13.8)	(15.5)
Total revenues from exited business	$(119.7)	$15.9	$61.8	$(172.1)

Segment Expenses

The expense categories within total segment expenses included:

	For the three months ended June 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,100.3	$140.8	$704.6	$(1.2)
Liability for future policy benefits remeasurement (gain) loss	4.3	(0.6)	2.3	—
Market risk benefit remeasurement gain	(2.3)	—	—	—
Dividends to policyholders	0.1	—	23.8	—
Commission expense	74.9	51.9	128.3	43.7
Capitalization of deferred acquisition costs and contract costs	(38.4)	(9.8)	(77.2)	—
Amortization of deferred acquisition costs and contract costs	22.9	9.0	65.4	—
Depreciation and amortization	20.2	13.4	4.5	3.1
Interest expense on corporate debt	—	0.3	—	45.2
Compensation and other	376.0	326.4	238.1	54.7
Total operating expenses	455.6	391.2	359.1	146.7
Total segment expenses	$1,558.0	$531.4	$1,089.8	$145.5	$3,324.7
Net realized capital losses expense adjustments					45.6
Market risk benefit derivative settlements					(7.6)
Expenses from exited business (1)					46.8
Total expenses per consolidated statements of operations					$3,409.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended June 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,006.2	$82.2	$719.1	$(0.8)
Liability for future policy benefits remeasurement gain	(3.6)	(0.6)	(3.7)	—
Market risk benefit remeasurement loss	1.8	—	—	—
Dividends to policyholders	—	—	22.9	—
Commission expense	72.5	48.2	135.7	24.9
Capitalization of deferred acquisition costs and contract costs	(40.5)	(8.4)	(74.4)	—
Amortization of deferred acquisition costs and contract costs	21.1	6.4	64.4	—
Depreciation and amortization	18.7	13.9	4.4	4.2
Interest expense on corporate debt	—	0.4	—	45.2
Compensation and other	350.0	321.0	230.3	31.3
Total operating expenses	421.8	381.5	360.4	105.6
Total segment expenses	$1,426.2	$463.1	$1,098.7	$104.8	$3,092.8
Net realized capital losses expense adjustments					37.4
Market risk benefit derivative settlements					(11.0)
Expenses from exited business (1)					49.0
Total expenses per consolidated statements of operations					$3,168.2

	For the six months ended June 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,873.4	$193.5	$1,398.6	$31.3
Liability for future policy benefits remeasurement (gain) loss	(1.0)	0.4	(8.3)	—
Market risk benefit remeasurement gain	(1.9)	—	—	—
Dividends to policyholders	0.1	—	54.4	—
Commission expense	143.5	102.3	270.7	86.2
Capitalization of deferred acquisition costs and contract costs	(74.1)	(19.0)	(162.5)	—
Amortization of deferred acquisition costs and contract costs	45.9	17.3	130.1	—
Depreciation and amortization	37.8	27.6	8.5	6.9
Interest expense on corporate debt	—	0.7	—	88.6
Compensation and other	751.2	680.2	482.0	116.9
Total operating expenses	904.3	809.1	728.8	298.6
Total segment expenses	$2,774.9	$1,003.0	$2,173.5	$329.9	$6,281.3
Net realized capital losses expense adjustments					94.2
Market risk benefit derivative settlements					(15.3)
Expenses from exited business (1)					96.6
Total expenses per consolidated statements of operations					$6,456.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the six months ended June 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$2,360.1	$172.8	$1,418.4	$22.8
Liability for future policy benefits remeasurement gain	(8.4)	(0.1)	(4.1)	—
Market risk benefit remeasurement loss	3.7	—	—	—
Dividends to policyholders	—	—	42.0	—
Commission expense	142.0	96.3	286.7	48.7
Capitalization of deferred acquisition costs and contract costs	(81.4)	(16.1)	(161.7)	—
Amortization of deferred acquisition costs and contract costs	42.2	12.2	128.4	—
Depreciation and amortization	38.1	27.8	8.7	8.3
Interest expense on corporate debt	—	0.9	—	87.4
Compensation and other	720.8	663.8	475.0	81.5
Total operating expenses	861.7	784.9	737.1	225.9
Total segment expenses	$3,217.1	$957.6	$2,193.4	$248.7	$6,616.8
Net realized capital losses expense adjustments					65.2
Market risk benefit derivative settlements					(22.1)
Expenses from exited business (1)					175.3
Total expenses per consolidated statements of operations					$6,835.2

(1)Expenses from exited business included:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Amortization of reinsurance loss	$19.2	$21.0	$39.5	$47.9
Other impacts of exited business	27.6	28.0	57.1	127.4
Total expenses from exited business	$46.8	$49.0	$96.6	$175.3

Segment Pre-Tax Operating Earnings

	For the three months ended June 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$323.3	$256.4	$184.1	$(95.0)	$668.8
Pre-tax net realized capital gains, as adjusted (1)					10.7
Pre-tax loss from exited business (2)					(166.5)
Adjustments related to equity method investments and noncontrolling interest					(16.7)
Total income before income taxes per consolidated statements of operations					$496.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended June 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$292.1	$236.4	$147.6	$(81.2)	$594.9
Pre-tax net realized capital losses, as adjusted (1)					(44.7)
Pre-tax loss from exited business (2)					(33.1)
Adjustments related to equity method investments and noncontrolling interest					(14.0)
Total income before income taxes per consolidated statements of operations					$503.1

	For the six months ended June 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$625.4	$464.9	$354.1	$(217.1)	$1,227.3
Pre-tax net realized capital losses, as adjusted (1)					(174.7)
Pre-tax loss from exited business (2)					(34.8)
Adjustments related to equity method investments and noncontrolling interest					(39.7)
Total income before income taxes per consolidated statements of operations					$978.1

	For the six months ended June 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$575.8	$423.9	$267.1	$(186.8)	$1,080.0
Pre-tax net realized capital losses, as adjusted (1)					(174.2)
Pre-tax loss from exited business (2)					(347.4)
Adjustments related to equity method investments and noncontrolling interest					(26.4)
Total income before income taxes per consolidated statements of operations					$532.0

(1)Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Net realized capital gains (losses)	$109.7	$5.4	$(12.4)	$(111.7)
Derivative and hedging-related revenue adjustments	(66.1)	(37.3)	(93.5)	(50.5)
Market value adjustments to fee revenues	—	—	0.1	(0.1)
Certain variable annuity fees	17.3	16.6	34.4	33.6
Equity method investments	(1.6)	(0.2)	(0.7)	4.4
Certain real estate-related depreciation and amortization	(16.1)	—	(31.0)	—
Sponsored investment funds and other adjustments	13.1	8.2	22.6	15.3
Net realized capital gains (losses), net of related revenue adjustments	56.3	(7.3)	(80.5)	(109.0)

Amortization of actuarial balances	(6.4)	(3.1)	(12.3)	(5.0)
Capital (gains) losses distributed	(53.3)	(19.5)	(27.5)	20.0
Derivative and hedging-related expense adjustments	2.8	4.4	2.2	4.9
Market value adjustments of market risk benefits	4.6	(23.5)	(43.2)	(67.4)
Market value adjustments of embedded derivatives	6.7	4.3	(13.4)	(17.7)
Net realized capital losses, net of related expense adjustments	(45.6)	(37.4)	(94.2)	(65.2)
Pre-tax net realized capital gains (losses), as adjusted (a)	$10.7	$(44.7)	$(174.7)	$(174.2)

(a)As adjusted before noncontrolling interest capital gains (losses).

(2)Pre-tax income (loss) from exited business included:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Change in fair value of funds withheld embedded derivative	$(104.4)	$20.3	$73.0	$(189.4)
Net realized capital gains (losses) on funds withheld assets	(8.1)	3.7	1.3	31.7
Amortization of reinsurance loss	(18.5)	(20.4)	(38.2)	(46.8)
Other impacts of exited business	(35.5)	(36.7)	(70.9)	(142.9)
Total pre-tax loss from exited business	$(166.5)	$(33.1)	$(34.8)	$(347.4)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$181.9	$148.2	$332.5	$293.9
Principal Asset Management:
Investment Management	436.4	433.1	873.2	859.8
International Pension	96.2	91.4	192.3	183.8
Eliminations	(5.8)	(4.9)	(11.6)	(9.3)
Total Principal Asset Management	526.8	519.6	1,053.9	1,034.3
Benefits and Protection:
Specialty Benefits	3.7	4.0	7.3	7.7
Life Insurance	11.8	22.7	23.5	43.8
Total Benefits and Protection	15.5	26.7	30.8	51.5
Corporate	62.8	55.5	139.7	116.1
Total segment revenue from contracts with customers	787.0	750.0	1,556.9	1,495.8
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	341.0	315.4	670.6	629.9
Pre-tax other adjustments (2)	18.0	17.2	35.8	34.6
Total fees and other revenues per consolidated statements of operations	$1,146.0	$1,082.6	$2,263.3	$2,160.3
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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
June 30, 2026
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Administrative service fee revenue	$176.3	$143.6	$321.4	$284.8
Deposit account fee revenue	3.4	3.2	7.0	6.6
Commission income	2.2	1.4	4.1	2.5
Total revenues from contracts with customers	181.9	148.2	332.5	293.9
Fees and other revenues not within the scope of revenue recognition guidance	289.0	286.0	588.9	581.5
Total fees and other revenues	470.9	434.2	921.4	875.4
Premiums and other considerations	487.9	447.2	659.8	1,257.5
Net investment income	922.6	836.9	1,819.2	1,660.6
Total operating revenues	$1,881.4	$1,718.3	$3,400.4	$3,793.5

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
June 30, 2026
(Unaudited)

Fees for managing customers’ mandatory retirement savings accounts in Chile are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Investment Management:
Management fee revenue	$396.8	$388.1	$795.4	$777.2
Other fee revenue	39.6	45.0	77.8	82.6
Total revenues from contracts with customers	436.4	433.1	873.2	859.8
Fees and other revenues not within the scope of revenue recognition guidance	13.0	9.8	18.1	12.6
Total fees and other revenues	449.4	442.9	891.3	872.4
Net investment income	22.9	24.3	47.1	48.5
Total operating revenues	$472.3	$467.2	$938.4	$920.9

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
International Pension:
Management fee revenue	$92.2	$87.6	$184.5	$176.8
Other fee revenue	4.0	3.8	7.8	7.0
Total revenues from contracts with customers	96.2	91.4	192.3	183.8
Fees and other revenues not within the scope of revenue recognition guidance	1.0	1.5	2.0	2.7
Total fees and other revenues	97.2	92.9	194.3	186.5
Premiums and other considerations	(0.2)	3.9	(0.3)	5.6
Net investment income	228.0	144.0	354.0	286.5
Total operating revenues	$325.0	$240.8	$548.0	$478.6

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Specialty Benefits:
Administrative service fees	$3.7	$4.0	$7.3	$7.7
Total revenues from contracts with customers	3.7	4.0	7.3	7.7
Fees and other revenues not within the scope of revenue recognition guidance	4.2	4.1	8.5	8.7
Total fees and other revenues	7.9	8.1	15.8	16.4
Premiums and other considerations	865.4	832.1	1,718.9	1,655.3
Net investment income	55.6	52.0	111.1	104.4
Total operating revenues	$928.9	$892.2	$1,845.8	$1,776.1

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Life Insurance:
Administrative service fees	$11.8	$10.9	$23.5	$21.8
Commission income	—	11.8	—	22.0
Total revenues from contracts with customers	11.8	22.7	23.5	43.8
Fees and other revenues not within the scope of revenue recognition guidance	95.2	91.8	191.8	181.4
Total fees and other revenues	107.0	114.5	215.3	225.2
Premiums and other considerations	117.1	123.5	247.4	247.9
Net investment income	121.0	116.2	219.4	211.6
Total operating revenues	$345.1	$354.2	$682.1	$684.7

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
June 30, 2026
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Commission income	$117.4	$131.9	$245.8	$263.4
Other fee revenue	26.1	25.1	54.0	49.0
Eliminations	(80.7)	(101.5)	(160.1)	(196.3)
Total revenues from contracts with customers	62.8	55.5	139.7	116.1
Fees and other revenues not within the scope of revenue recognition guidance	(61.3)	(78.1)	(138.6)	(157.0)
Total fees and other revenues	1.5	(22.6)	1.1	(40.9)
Premiums and other considerations	(1.4)	(1.4)	(2.8)	(2.7)
Net investment income	47.6	45.6	109.2	102.3
Total operating revenues	$47.7	$21.6	$107.5	$58.7

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $189.8 million and $183.3 million as of June 30, 2026 and December 31, 2025, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $10.7 million and $7.9 million for the three months ended June 30, 2026 and 2025 and $21.4 million and $60.7 million for the six months ended June 30, 2026 and 2025, respectively, was recorded in operating expenses on the consolidated statements of operations. For the three and six months ended June 30, 2025, amortization expense included $0.0 million and $45.4 million, respectively, of impairment loss in relation to the costs capitalized. We did not have any impairment losses in 2026.

19. Stock-Based Compensation Plans

As of June 30, 2026, we had the 2026 Stock Incentive Plan, 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2026 Stock Incentive Plan and 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2026 required a fair value adjustment.

As of June 30, 2026, the maximum number of new shares of common stock available for grant under the 2026 Stock Incentive Plan was 6.5 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2026	2025

	(in millions)
Compensation cost	$77.7	$67.0
Related income tax benefit	18.2	15.4
Capitalized as part of an asset	0.6	0.6

Nonqualified Stock Options

No nonqualified stock options were granted to employees during both the six months ended June 30, 2026 and 2025. All outstanding nonqualified stock options are vested and have been fully expensed.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2026. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The performance share awards include a relative total shareholder return modifier under which the number of shares ultimately awarded is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $100.33 per common share.

As of June 30, 2026, we had $30.4 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2026 Stock Incentive Plan and the 2021 Stock Incentive Plan. Total restricted stock units granted were 1.1 million for the six months ended June 30, 2026. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $93.15 per common share.

As of June 30, 2026, we had $109.2 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.2 million shares for the six months ended June 30, 2026. The weighted average fair value of the discount on the stock purchased was $9.49 per share.

As of June 30, 2026, a total of 1.9 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2026
(Unaudited)

20. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Net income	$430.3	$433.5	$843.2	$496.4
Subtract:
Net income attributable to noncontrolling interest	26.9	27.3	15.2	42.1
Total	$403.4	$406.2	$828.0	$454.3
Weighted-average shares outstanding:
Basic	215.9	224.1	216.5	224.9
Dilutive effects:
Restricted stock units	2.0	1.7	2.0	1.8
Stock options	0.5	0.5	0.6	0.6
Performance share awards	0.3	0.2	0.4	0.3
Diluted	218.7	226.5	219.5	227.6
Net income per common share:
Basic	$1.87	$1.81	$3.82	$2.02
Diluted	$1.84	$1.79	$3.77	$2.00

The calculation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2026, compared with December 31, 2025, and our consolidated results of operations for the three and six months ended June 30, 2026 and 2025, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2025, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets, including the equity, bond or real estate markets and the economy generally may materially and adversely affect our business and results of operations; (3) changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity and our net income can vary from period to period; (4) our investment portfolio’s risks may reduce asset values, credited returns and overall financial performance; (5) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (6) any impairments of, or valuation allowances against, our deferred tax assets could adversely affect our results of operations and financial condition; (7) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (8) the pattern of amortizing our DAC asset and other actuarial balances may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (9) changes in laws or regulations may reduce our profitability or impact how we do business; (10) our ability to pay stockholder dividends, make share repurchases and meet our obligations may be constrained by the limitations on dividends or other distributions Iowa insurance laws impose on Principal Life; (11) changes in accounting standards may adversely affect our reported results of operations and financial condition; (12) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (13) damage to our reputation may adversely affect our revenues and profitability; (14) we may not be able to protect our intellectual property and may be subject to infringement claims; (15) we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) our risk management framework may not identify or mitigate all risks, potentially leading to unexpected losses; (18) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability; (19) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (20) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (21) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (22) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (23) we face risks arising from fraudulent activities; (24) we face risks arising from vendor failures or data breaches; (25) we face risks arising from our participation in joint ventures; (26) we may need to fund deficiencies in our Closed Block assets; (27) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (28) we face risks arising from future acquisitions of businesses; (29) we face risks in administering coinsurance with funds withheld reinsurance agreements; (30) if we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition, strategic growth commitments and sales of our products may be adversely impacted; (31) interruptions in information technology, infrastructure or other internal or external systems used for our business operations, or a failure to maintain the confidentiality, integrity or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (32) our financial results may be adversely impacted by global climate changes and (33) catastrophic events could adversely affect our operations, net income or financial condition.

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions provides retirement and related financial products and services primarily to businesses, their employees, and other individuals. This segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities, pension risk transfer, investment only and our exited retail fixed annuities business. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only GICs;

●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual variable annuities, RILAs and bank products, along with retirement income options; and
●	In addition, we offer trust and custody services.
●	Principal Asset Management provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select international markets. The segment is organized into Investment Management, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to service a breadth of client investment objectives; and International Pension, which provides long-term savings and retirement solutions through pension accumulation and income annuities in Asia and Latin America.
●	Benefits and Protection is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance focused on the business market customer, including universal life and variable universal life (including indexed universal life) and traditional life insurance (including term life insurance). All remaining customers are part of the legacy life block of business, including universal and variable universal life insurance (including indexed universal life), traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of our affiliated distribution businesses and our exited group medical and long-term care insurance businesses are reported in this segment. Affiliated distribution includes our retail broker-dealer and RIA.

Recent Event

Beam Benefits

On July 6, 2026, we signed an agreement to acquire Beam Benefits ("Beam"), an employee benefits company serving over 25,000 small businesses. Beam offers dental, vision and ancillary benefits supported by a cloud-native technology stack with artificial intelligence at its core, generating approximately $175.0 million in premiums in 2025. The transaction is expected to close later in 2026, subject to regulatory approval. Results of Beam operations will be reported within our Benefits and Protection operating segment.

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

Principal Mandatory Provident Funds

On January 16, 2025, we announced the signing of an agreement with BCT to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes. BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. The transaction closed in the third quarter of 2026; however, certain transaction impacts were recognized in first quarter 2025. We impaired our distribution agreement intangible asset and contract cost asset, resulting in a $65.4 million loss reported in operating expenses on our consolidated statements of operations. Additionally, we classified our customer relationship intangible asset as held for sale, resulting in a $77.0 million loss reported in net realized capital gains (losses) on our consolidated statements of operations. For segment reporting, the impairments are reflected in loss from exited business and the held for sale write-down is reflected in net realized capital losses. As such, they had no impact on our Principal Asset Management segment pre-tax operating earnings.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal Asset Management segment where pre-tax operating earnings were positively impacted $7.9 million and $15.9 million for the three and six months ended June 30, 2026, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,460.8	$1,396.5	$64.3	$2,608.9	$3,147.8	$(538.9)
Fees and other revenues	1,146.0	1,082.6	63.4	2,263.3	2,160.3	103.0
Net investment income	1,301.8	1,162.8	139.0	2,500.8	2,328.5	172.3
Net realized capital gains (losses)	109.7	5.4	104.3	(12.4)	(111.7)	99.3
Net realized capital gains (losses) on funds withheld assets	(8.1)	3.7	(11.8)	1.3	31.7	(30.4)
Change in fair value of funds withheld embedded derivative	(104.4)	20.3	(124.7)	73.0	(189.4)	262.4
Total revenues	3,905.8	3,671.3	234.5	7,434.9	7,367.2	67.7
Expenses:
Benefits, claims and settlement expenses	1,992.1	1,839.9	152.2	3,603.2	4,059.9	(456.7)
Liability for future policy benefits remeasurement (gain) loss	7.4	(4.3)	11.7	(7.3)	(2.1)	(5.2)
Market risk benefit remeasurement loss (gain)	(14.5)	14.3	(28.8)	26.0	49.0	(23.0)
Dividends to policyholders	23.9	22.9	1.0	54.5	42.0	12.5
Operating expenses	1,400.6	1,295.4	105.2	2,780.4	2,686.4	94.0
Total expenses	3,409.5	3,168.2	241.3	6,456.8	6,835.2	(378.4)
Income before income taxes	496.3	503.1	(6.8)	978.1	532.0	446.1
Income taxes	66.0	69.6	(3.6)	134.9	35.6	99.3
Net income	430.3	433.5	(3.2)	843.2	496.4	346.8
Net income attributable to noncontrolling interest	26.9	27.3	(0.4)	15.2	42.1	(26.9)
Net income attributable to Principal Financial Group, Inc.	$403.4	$406.2	$(2.8)	$828.0	$454.3	$373.7

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased slightly due to a $105.5 million increase in after-tax losses from exited business, primarily related to the change in fair value of the funds withheld embedded derivative, that was offset by a $57.7 million increase in segment earnings and a $45.0 million increase related to after-tax net realized capital gains. Segment earnings are discussed in "Results of Operations by Segment" and net realized capital gains (losses) are discussed in “Investments - Investment Results.”

Total Revenues

Premiums and other considerations increased $40.7 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. Premiums and other considerations increased $27.7 million for the Benefits and Protection segment primarily due to growth in our Specialty Benefits business.

Fees and other revenues increased $37.5 million for the Retirement and Income Solutions segment primarily due to an increase in fee revenue stemming from an increase in average monthly account values, which largely resulted from more favorable financial markets. Fees and other revenues increased $24.1 million for the Corporate segment primarily due to an increase in commission income related to the affiliated distribution realignment in 2026.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains (losses) on funds withheld assets changed primarily due to an increase in net unrealized losses on funds withheld assets in 2026 compared to 2025.

The change in fair value of the funds withheld embedded derivative resulted in a loss in 2026 compared to a gain in 2025 due to changes in interest rates and credit spreads.

Total Expenses

Benefits, claims and settlement expenses increased $99.7 million in the Retirement and Income Solutions segment primarily due to an increase in reserves, largely stemming from higher sales of single premium group annuities with life contingencies, and increased $62.7 million in our International Pension operations due to higher inflation-based interest crediting rates to customers.

The market risk benefit remeasurement (gain) loss change was primarily due to the $23.6 million favorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements and a $5.1 million favorable impact from periodic and final settlements for derivatives used to hedge MRBs. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Market Risk Benefits” for further information on market effects.

Operating expenses increased primarily due to a $41.0 million one-time expense accrual release in 2025 with no corresponding release in 2026, a $23.2 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan, an $18.1 million increase in nondeferrable commission expense and a $13.4 million reduction in accrued interest on federal income tax refunds.

Income Taxes

The effective income tax rate decreased to 13% for the three months ended June 30, 2026, from 14% for the three months ended June 30, 2025, primarily due to a 1% impact from foreign currency inflation and a 1% impact from interest exclusion from taxable income. These increases were partially offset by a 1% impact from releasing unrecognized tax benefits in the prior year period.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased $207.3 million due to the change in fair value of the funds withheld embedded derivative and $119.7 million due to the impact from asset write-downs related to exiting our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes in 2025.

Total Revenues

Premiums and other considerations decreased primarily due to lower sales of single premium group annuities with life contingencies in the Retirement and Income Solutions segment.

Fees and other revenues increased $47.2 million for the Retirement and Income Solutions segment primarily due to an increase in fee revenue stemming from an increase in average monthly account values, which largely resulted from more favorable financial markets. Fees and other revenues increased $42.0 million for the Corporate segment primarily due to commission income related to the affiliated distribution realignment in 2026.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased primarily due to a net unrealized loss on funds withheld assets in 2026 compared to a net unrealized gain on funds withheld assets in 2025.

The change in fair value of the funds withheld embedded derivative resulted in a gain in 2026 as compared to a loss in 2025 due to changes in interest rates and credit spreads.

Total Expenses

Benefits, claims and settlement expenses decreased primarily due to a decrease in reserves in the Retirement and Income Solutions segment, largely stemming from lower sales of single premium group annuities with life contingencies.

The market risk benefit remeasurement (gain) loss change was primarily due to the $34.0 million favorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. This change was offset by an $11.0 million unfavorable impact from periodic and final settlements for derivatives used to hedge MRBs. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Market Risk Benefits” for further information on market effects.

Dividends to policyholders increased in Benefits and Protection segment primarily due to a change in the policyholder dividend obligation.

Operating expenses increased primarily due to a $41.0 million one-time expense accrual release in 2025 with no corresponding release in 2026, a $36.1 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $30.7 million increase in nondeferrable commission expense.

Income Taxes

The effective income tax rate increased to 14% for the six months ended June 30, 2026, from 7% for the six months ended June 30, 2025, primarily due to a 6% impact from an increase in pre-tax income with no proportionate increase in permanent tax differences and a 4% impact from releasing unrecognized tax benefits in the prior year period. These increases were partially offset by a 1% impact from interest exclusion from taxable income and a 2% impact from all other permanent tax adjustments in aggregate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17, Segment Information.”

Retirement and Income Solutions Segment

Retirement and Income Solutions Segment Summary Financial Data

Net revenue and average monthly account values are key metrics used to understand Retirement and Income Solutions earnings growth. Net revenue, which is used only at the segment level, is defined as operating revenues less benefits, claims and settlement expenses; liability for future policy benefits remeasurement (gain) loss; market risk benefit remeasurement (gain) loss and dividends to policyholders. Net revenue is impacted by: (1) changes in the equity markets and interest rates and (2) the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts. Average monthly account values include the net balances that customers have accumulated within their account, along with future policy benefits for retirement payout products. Average monthly account values are primarily impacted by net customer cash flows and performance of financial markets.

The following table presents the Retirement and Income Solutions segment net revenue and average monthly account values for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)
Net revenue (in millions)	$779.0	$713.9	$65.1	$1,529.8	$1,438.1	$91.7

Average monthly account values (in billions)	$669.2	$571.5	$97.7	$657.7	$572.1	$85.6

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$487.9	$447.2	$40.7	$659.8	$1,257.5	$(597.7)
Fees and other revenues	470.9	434.2	36.7	921.4	875.4	46.0
Net investment income	922.6	836.9	85.7	1,819.2	1,660.6	158.6
Total operating revenues	1,881.4	1,718.3	163.1	3,400.4	3,793.5	(393.1)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,100.4	1,006.2	94.2	1,873.5	2,360.1	(486.6)
Liability for future policy benefits remeasurement (gain) loss	4.3	(3.6)	7.9	(1.0)	(8.4)	7.4
Market risk benefit remeasurement (gain) loss	(2.3)	1.8	(4.1)	(1.9)	3.7	(5.6)
Operating expenses	455.6	421.8	33.8	904.3	861.7	42.6
Total expenses	1,558.0	1,426.2	131.8	2,774.9	3,217.1	(442.2)

Pre-tax operating earnings attributable to noncontrolling interest	0.1	—	0.1	0.1	0.6	(0.5)
Pre-tax operating earnings	$323.3	$292.1	$31.2	$625.4	$575.8	$49.6

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in our net revenue, which was slightly offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $36.7 million increase in fee revenue primarily due to an increase in average monthly account values, which largely resulted from more favorable financial markets, and a $27.6 million increase in variable investment income.

Operating Expenses

Operating expenses increased primarily due to a $19.4 million impact from a one-time expense accrual release in 2025 with no corresponding activity in 2026, a $3.1 million impact from growth in the business and a $3.1 million increase in plan administration expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in net revenue, which was slightly offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $46.0 million increase in fee revenue primarily due to an increase in average monthly account values, which largely resulted from more favorable financial markets, and a $35.6 million increase in variable investment income.

Operating Expenses

Operating expenses increased primarily due to a $19.4 million impact from a one-time expense accrual release in 2025 with no corresponding activity in 2026, a $9.1 million increase in plan administration expenses and an $8.2 million impact from growth in the business.

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

The following table presents the AUM rollforward for assets managed by the Principal Asset Management segment for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(in billions)
AUM, beginning of period	$737.6	$689.3	$747.8	$683.4
Net cash flow	(12.2)	(2.8)	(14.6)	(7.4)
Market performance	43.6	28.6	33.3	32.4
Other	(0.4)	0.7	0.3	—
Operations disposed (1)	(0.1)	(0.9)	(0.3)	(1.7)
Effect of exchange rates	1.9	8.1	3.9	16.3
AUM, end of period	$770.4	$723.0	$770.4	$723.0
(1)	2026 includes withdrawals related to certain exited pension business in Hong Kong. 2025 includes the divestment of Post Advisory Group and Origin Asset Management.

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$(0.2)	$3.9	$(4.1)	$(0.3)	$5.6	$(5.9)
Fees and other revenues	540.7	531.2	9.5	1,073.9	1,049.6	24.3
Net investment income	250.9	168.3	82.6	401.1	335.0	66.1
Total operating revenues	791.4	703.4	88.0	1,474.7	1,390.2	84.5
Expenses:
Benefits, claims and settlement expenses	140.8	82.2	58.6	193.5	172.8	20.7
Liability for future policy benefits remeasurement (gain) loss	(0.6)	(0.6)	—	0.4	(0.1)	0.5
Operating expenses	391.2	381.5	9.7	809.1	784.9	24.2
Total expenses	531.4	463.1	68.3	1,003.0	957.6	45.4

Pre-tax operating earnings attributable to noncontrolling interest	3.6	3.9	(0.3)	6.8	8.7	(1.9)
Pre-tax operating earnings	$256.4	$236.4	$20.0	$464.9	$423.9	$41.0

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our International Pension operations primarily due to $15.4 million of favorable relative market performance on our required regulatory investments and $7.1 million of foreign currency tailwinds.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Investment Management operations due to $18.2 million higher management fee revenue as a result of increased average AUM net of associated fee compression. This improvement was partially offset due to $6.2 million lower performance fee revenue. Pre-tax operating earnings increased in our International Pension operations due to $16.4 million higher earnings from our equity method investments in Brazil and $14.0 million of foreign currency tailwinds.

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

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$873.3	$840.2	$33.1	$1,734.7	$1,671.7	$63.0
Life Insurance	224.1	238.0	(13.9)	462.7	473.1	(10.4)

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$982.4	$955.5	$26.9	$1,966.0	$1,902.9	$63.1
Fees and other revenues	114.9	122.6	(7.7)	231.1	241.6	(10.5)
Net investment income	176.6	168.2	8.4	330.5	316.0	14.5
Total operating revenues	1,273.9	1,246.3	27.6	2,527.6	2,460.5	67.1
Expenses:
Benefits, claims and settlement expenses	704.6	719.1	(14.5)	1,398.6	1,418.4	(19.8)
Liability for future policy benefits remeasurement (gain) loss	2.3	(3.7)	6.0	(8.3)	(4.1)	(4.2)
Dividends to policyholders	23.8	22.9	0.9	54.4	42.0	12.4
Operating expenses	359.1	360.4	(1.3)	728.8	737.1	(8.3)
Total expenses	1,089.8	1,098.7	(8.9)	2,173.5	2,193.4	(19.9)

Pre-tax operating earnings	$184.1	$147.6	$36.5	$354.1	$267.1	$87.0

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily from favorable claims experience.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $33.1 million due to growth in the business. Premium and fees decreased $13.9 million in our Life Insurance business primarily due to lower commission income resulting from the affiliated distribution realignment in 2026.

Net investment income in our Specialty Benefits business increased $2.8 million due to higher yields on invested assets and $0.8 million from growth in invested assets. Net investment income in our Life Insurance business increased $4.8 million primarily due to mark-to-market changes on options associated with our indexed universal life insurance.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business decreased $21.3 million due to improved claims experience offset by $19.8 million due to growth in the business. Benefits, claims and settlement expenses in our Life Insurance business decreased $16.3 million due to improved claims experience offset by $5.2 million from changes in reserves and interest credited associated with our indexed universal life business.

The liability for future policy benefits remeasurement change was driven by underlying claims experience, resulting in a $3.6 million loss in 2026 compared to a $4.8 million gain in 2025 in our Life Insurance business. This was partially offset by a $2.4 million improvement in underlying claims experience in our Specialty Benefits business, resulting in a remeasurement gain in 2026 compared to remeasurement loss in 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily from favorable claims experience.

Operating Revenues

Premium and fees in our Specialty Benefits business increased $63.0 million due to growth in the business. Premium and fees in our Life Insurance business decreased $22.0 million due to lower commission income largely resulting from the affiliated distribution realignment in 2026 offset by $11.6 million due to growth in business.

Net investment income in our Specialty Benefits business increased $5.0 million due to higher yields on invested assets and $1.7 million from growth in invested assets. Net investment income in our Life Insurance business increased $7.8 million primarily due to mark-to-market changes on options associated with our indexed universal life insurance.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business decreased $44.7 million due to improved claims experience, partially offset by a $38.0 million increase due to growth in the business. Benefits, claims and settlement expenses in our Life Insurance business decreased $30.7 million due to improved claims experience, partially offset by a $10.1 million increase due to growth in the business and $7.4 million from changes in reserves and interest credited associated with our indexed universal life business

The liability for future policy benefits remeasurement change was driven by underlying claims experience, resulting in an increased gain in our Life Insurance business.

Dividends to policyholders increased primarily due to a change in the policyholder dividend obligation in our Life Insurance business.

Operating expenses decreased $17.9 million due to lower commission expense resulting from the affiliated distribution realignment. This was partially offset by a $10.3 million increase due to a one-time expense accrual release in 2025 with no corresponding release in 2026.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$47.7	$21.6	$26.1	$107.5	$58.7	$48.8
Expenses:
Total expenses	145.5	104.8	40.7	329.9	248.7	81.2

Pre-tax operating losses attributable to noncontrolling interest	(2.8)	(2.0)	(0.8)	(5.3)	(3.2)	(2.1)
Pre-tax operating losses	$(95.0)	$(81.2)	$(13.8)	$(217.1)	$(186.8)	$(30.3)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $13.4 million decrease in interest income related to tax settlements and a $12.6 million increase in compensation costs. These increases in losses were partially offset by a $6.3 million decrease in pension and OPEB expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $17.6 million increase in compensation costs and a $12.8 million decrease in interest income related to tax settlements.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of June 30, 2026, approximately $13.8 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2026.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$14,585.6	47.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,878.1	22.4
Market value adjustments	9,301.9	30.2
Subject to discretionary withdrawal without adjustments	0.5	—
Total domestic investment contracts	$30,766.2	100.0%

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

We had the following short-term credit financing structures available with various financial institutions as of June 30, 2026:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A. (2)	Unsecured lines of credit		84.0	13.0
Principal International de Chile S.A. (2)	Unsecured lines of credit		23.0	3.0
Total			$907.0	$16.0
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of June 30, 2026 and December 31, 2025. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Total stockholder dividends paid by Principal Life to its parent for the six months ended June 30, 2026, were $365.2 million, of which $232.0 million was extraordinary and approved by the Commissioner. As of June 30, 2026, we had $2,562.7 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $2,264.5 million and $1,789.2 million for the six months ended June 30, 2026 and 2025, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and investment income received exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2026 compared to 2025 was primarily due to fluctuations in receivables and payables associated with the timing of settlements. Additionally, cash received from sales of mortgage loans held for sale increased $300.0 million in 2026 as compared to 2025.

Net cash used in investing activities was $2,381.0 million and $1,202.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in investing activities was primarily due to higher net purchases of available-for-sale securities in 2026 as compared to 2025.

Net cash provided by financing activities was $945.0 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $1,139.7 million for the six months ended June 30, 2025. The increase in cash provided by financing activities was primarily due to net investment contract deposits in 2026 as compared to withdrawals in 2025, the proceeds from long-term debt issued in 2026 with no corresponding activity in 2025, the repayment of long-term debt in 2025 with no corresponding activity in 2026 and an increase in banking operation net deposits.

Guarantors and Issuers of Guaranteed Securities. PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes (the “registered notes”). For additional information on the senior notes, see item 1. "Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Long-Term Debt" included herein, and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	June 30, 2026	December 31, 2025

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$613.2	$646.0
Cash and cash equivalents	195.2	459.7
Goodwill	618.5	618.5
Other intangibles	355.0	366.1
Other assets	285.0	202.3
Due from non-obligor subsidiaries	538.5	133.8
Total assets	2,714.2	2,552.5
Long-term debt	4,321.8	3,923.4
Other liabilities	388.4	325.1
Due to non-obligor subsidiaries	726.7	727.7
Total liabilities	5,589.0	5,120.5

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	(in millions)
Summary Statements of Operations Information:
Total revenues	$61.1	$67.3
Total expenses	278.6	531.3
Net loss	(180.5)	(368.0)

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2026	December 31, 2025

	(in millions)
Other recourse short-term debt	$16.2	$27.7
Total short-term debt	$16.2	$27.7

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

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the six months ended	For the year ended
	June 30, 2026	December 31, 2025

	($ in millions)
Dividends to stockholders	$350.0	$684.0
Repurchase of common stock (1)	488.2	901.3
Total cash returned to common stockholders	$838.2	$1,585.3
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

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

Capitalization

The following table summarizes our capital structure:

	June 30, 2026	December 31, 2025

	($ in millions)
Debt:
Short-term debt	$16.2	$27.7
Long-term debt	4,324.4	3,926.3
Total debt	4,340.6	3,954.0

Total stockholders’ equity attributable to PFG	12,142.8	11,883.9
Total capitalization	$16,483.4	$15,837.9
Debt to equity	36%	33%
Debt to capitalization	26%	25%

Contractual Obligations and Contractual Commitments

As of June 30, 2026, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of June 30, 2026, no significant changes to guarantees and indemnifications have occurred since December 31, 2025. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

	A.M. Best	Fitch	Moody’s	S&P
Last review date	April 2026	April 2026	June 2026	May 2026
Current outlook	Stable	Stable	Stable	Stable
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

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

As of June 30, 2026, 48% of our net assets (liabilities) were Level 1, 50% were Level 2 and 2% were Level 3. Excluding separate account assets as of June 30, 2026, 4% of our net assets (liabilities) were Level 1, 90% were Level 2 and 6% were Level 3.

As of December 31, 2025, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2025, 3% of our net assets (liabilities) were Level 1, 89% were Level 2 and 8% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2026, were $6,028.0 million as compared to $7,042.6 million as of December 31, 2025. The decrease was primarily due to an increase in the fair value of investment and universal life contract embedded derivative liabilities and a decrease in fixed maturities, available-for-sale and trading resulting from net settlements and net transfers out of Level 3.

Investments

We had total consolidated assets as of June 30, 2026, of $352,752.3 million, of which $113,001.6 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance agreements. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2026, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	June 30, 2026
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$62,657.7	$12,416.3	$75,074.0
Equity securities	2,603.1	0.3	2,603.4
Mortgage loans	19,422.5	1,670.2	21,092.7
Real estate	2,447.8	—	2,447.8
Policy loans	875.5	—	875.5
Other investments	9,001.4	1,906.8	10,908.2
Total invested assets	97,008.0	15,993.6	113,001.6
Cash and cash equivalents	3,873.8	1,385.7	5,259.5
Total invested assets and cash	$100,881.8	$17,379.3	$118,261.1

	December 31, 2025
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$61,025.1	$13,579.4	$74,604.5
Equity securities	2,237.0	0.3	2,237.3
Mortgage loans	19,005.4	2,002.9	21,008.3
Real estate	2,409.7	—	2,409.7
Policy loans	866.7	—	866.7
Other investments	8,066.3	1,708.7	9,775.0
Total invested assets	93,610.2	17,291.3	110,901.5
Cash and cash equivalents	3,883.2	547.8	4,431.0
Total invested assets and cash	$97,493.4	$17,839.1	$115,332.5

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

	For the three months ended June 30,						For the six months ended June 30,
	2026		2025		Increase (decrease)		2026		2025		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	5.1%	$831.6	5.0%	$764.4	0.1%	$67.2	5.0%	$1,598.6	5.1%	$1,524.7	(0.1)%	$73.9
Equity securities	6.5	40.3	4.7	23.5	1.8	16.8	6.6	79.8	6.5	63.5	0.1	16.3
Mortgage loans – commercial	4.6	165.3	4.5	161.3	0.1	4.0	4.6	326.4	4.4	322.9	0.2	3.5
Mortgage loans – residential	6.5	81.2	5.7	55.8	0.8	25.4	5.7	140.6	5.9	113.3	(0.2)	27.3
Real estate	4.7	28.6	4.7	29.4	—	(0.8)	4.5	54.8	5.8	71.3	(1.3)	(16.5)
Policy loans	5.2	11.5	5.2	11.4	—	0.1	5.3	23.0	5.2	22.7	0.1	0.3
Cash and cash equivalents	4.6	40.8	5.9	43.2	(1.3)	(2.4)	4.5	87.7	6.0	94.1	(1.5)	(6.4)
Other investments	8.3	178.6	7.7	137.2	0.6	41.4	7.8	333.8	6.8	241.5	1.0	92.3
Total	5.4	1,377.9	5.2	1,226.2	0.2	151.7	5.2	2,644.7	5.2	2,454.0	—	190.7
Investment expenses	(0.3)	(76.1)	(0.3)	(63.4)	—	(12.7)	(0.3)	(143.9)	(0.3)	(125.5)	—	(18.4)
Net investment income	5.1%	$1,301.8	4.9%	$1,162.8	0.2%	$139.0	4.9%	$2,500.8	4.9%	$2,328.5	—%	$172.3

Three Months Ended June 30, 2026 Compared To Three Months Ended June 30, 2025

Net investment income increased primarily due to higher average invested assets in fixed maturities and residential mortgages, derivatives in fair values hedges for our U.S. operations and higher inflation-based returns on average invested assets and cash in Latin America. These increases were partially offset by lower yields in fixed maturities and decreases in federal fund rates tied to our short-term investments.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net investment income increased primarily due to higher average invested assets in fixed maturities, derivatives in fair values hedges and income from subsidiaries for our U.S. operations. These increases were partially offset by lower yields in fixed maturities and decreases in federal fund rates tied to our short-term investments.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets, which are separately reported on the consolidated statements of operations.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(9.8)	$(5.0)	$(4.8)	$(42.2)	$(10.0)	$(32.2)
Commercial mortgage loans – credit losses	(21.9)	(14.0)	(7.9)	(20.7)	(13.4)	(7.3)
Other – credit gains (losses)	—	(2.5)	2.5	0.3	(3.6)	3.9
Fixed maturities, available-for-sale and trading – noncredit	(49.3)	(18.7)	(30.6)	(50.3)	(50.0)	(0.3)
Derivatives and related hedge activities	37.1	(63.8)	100.9	18.4	(36.3)	54.7
Other gains	153.6	109.4	44.2	82.1	1.6	80.5
Net realized capital gains (losses) (2)	$109.7	$5.4	$104.3	$(12.4)	$(111.7)	$99.3
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net realized capital gains increased primarily due to gains versus losses on non-hedged interest rate derivatives due to changes in rates and increased gains on GMWB/RILA activities. These increases were partially offset by increased losses on non-credit available-for-sale fixed maturities and currency derivatives.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net realized capital losses decreased primarily due to a held for sale write-down of an intangible asset in 2025, gains versus losses on non-hedged interest rate derivatives due to changes in rates and gains versus losses on currency derivatives. These decreases were partially offset by losses vs gains on GMWB/RILA activities and increased credit losses from available-for-sale fixed maturities.

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

Of our invested assets, $90,404.9 million were held by our U.S. operations as of June 30, 2026. Our U.S. invested assets are managed primarily by Principal Asset Management–Investment Management. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $85.0 million as of June 30, 2026 and December 31, 2025, respectively. We sell credit default swaps and total return swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. When selling total return swaps, if there is an event of default by the referenced name, we are obligated to compensate the protection buyer for any decline in the price of the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2026	December 31, 2025	June 30, 2026		December 31, 2025
New mortgages	49%	50%	1.9	x	1.9	x
Entire mortgage portfolio	48%	49%	2.4	x	2.3	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $4,047.1 million and 4.7%, respectively, as of June 30, 2026, and $3,990.4 million and 4.8%, respectively, as of December 31, 2025. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $9,125.1 million and 4.2%, respectively, as of June 30, 2026, and $9,021.4 million and 4.2%, respectively, as of December 31, 2025.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	June 30, 2026		December 31, 2025
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$60,087.4	66%	$58,379.1	67%
Equity securities	1,690.4	2	1,349.6	2
Mortgage loans	18,517.9	20	18,054.4	21
Real estate	2,440.6	3	2,408.4	3
Policy loans	860.4	1	850.5	1
Other investments	6,808.2	8	5,885.3	6
Total invested assets	90,404.9	100%	86,927.3	100%
Cash and cash equivalents	3,574.4		3,576.5
Total invested assets and cash	$93,979.3		$90,503.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities that were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2026		December 31, 2025
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,573.2	3%	$1,359.6	2%
Non-U.S. governments	357.3	1	407.3	1
States and political subdivisions	6,114.2	10	5,908.8	10
Corporate - public	12,127.3	20	12,932.1	22
Corporate - private	17,093.7	28	15,681.9	27
Residential mortgage-backed pass-through securities	3,660.6	6	3,803.0	7
Commercial mortgage-backed securities	5,028.4	8	4,728.8	8
Residential collateralized mortgage obligations	4,998.3	8	4,835.2	8
Asset-backed securities	9,134.4	15	8,722.4	15
Total fixed maturities	$60,087.4	100%	$58,379.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 13% and 14% of total fixed maturities as of June 30, 2026, and December 31, 2025, respectively. It is comprised of corporate and foreign government fixed maturities.

	June 30, 2026	December 31, 2025

	(in millions)
European Union	$2,603.8	$2,489.8
United Kingdom	1,634.9	1,674.2
Australia/New Zealand	1,460.2	1,515.2
Latin America	943.8	1,031.7
Middle East and Africa	515.7	524.7
Asia-Pacific	415.3	480.3
Europe, non-European Union	333.3	348.5
Other	84.2	208.3
Total	$7,991.2	$8,272.7

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2026 and December 31, 2025, our investments in Canada totaled $898.8 million and $938.0 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 5.6% of single-name credit fixed maturity exposures as of June 30, 2026, and 5.5% as of December 31, 2025.

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

	June 30, 2026			December 31, 2025
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$43,871.9	$41,626.1	69%	$41,717.4	$39,743.7	68%
2	15,567.0	15,102.8	25	15,901.2	15,501.2	27
3	2,796.6	2,756.2	5	2,724.7	2,679.3	4
4	453.6	436.2	1	321.7	313.1	1
5	164.7	130.7	—	196.3	137.1	—
6	59.5	35.4	—	7.0	4.7	—
Unallocated portfolio layer method basis adjustment (1)	(23.7)	—	—	(16.9)	—	—
Total fixed maturities	$62,889.6	$60,087.4	100%	$60,851.4	$58,379.1	100%

(1)Amounts represent unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Fixed maturities included 131 securities with an amortized cost of $1,518.8 million, gross gains of $22.1 million, gross losses of $5.1 million, valuation allowance of $2.2 million and a carrying amount of $1,533.6 million as of June 30, 2026, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2026, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	June 30, 2026		December 31, 2025
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$5,082.6	$4,849.2	$4,751.7	$4,547.3
2	128.8	111.3	128.8	113.5
3	57.0	46.8	61.0	50.1
4	16.4	13.9	12.8	10.5
5	3.0	0.9	8.0	4.9
6	8.6	6.3	4.3	2.5
Total (1)	$5,296.4	$5,028.4	$4,966.6	$4,728.8
(1)	Amortized cost amounts of our CMBS portfolio exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. The CMBS portfolio included agency CMBS with a $476.0 million amortized cost and a $460.6 million carrying amount as of June 30, 2026, and a $497.9 million amortized cost and a $484.7 million carrying amount as of December 31, 2025.

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

	June 30, 2026	December 31, 2025

	($ in millions)
Total fixed maturities	$60,087.4	$58,379.1
Problem fixed maturities (1)	$135.2	$113.2
Potential problem fixed maturities	14.3	36.4
Total problem, potential problem and restructured fixed maturities	$149.5	$149.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.25%	0.26%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $8.9 million and $5.0 million for the three months ended June 30, 2026 and 2025, respectively, and $41.3 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively.

Fixed Maturities Available-For-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	June 30, 2026
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,327.5	$12.0	$91.0	$—	$1,248.5
Finance — Brokerage	914.9	11.3	85.8	—	840.4
Finance — Finance Companies	399.8	4.5	15.7	—	388.6
Finance — Financial Other	2,121.5	57.1	70.1	4.2	2,104.3
Finance — Insurance	1,961.0	30.6	180.9	1.8	1,808.9
Finance — Real estate investment trusts (“REITs”)	1,610.3	1.7	104.8	—	1,507.2
Industrial — Basic Industry	1,311.2	29.1	61.6	7.6	1,271.1
Industrial — Capital Goods	1,492.0	17.9	86.7	—	1,423.2
Industrial — Communications	2,561.1	53.5	149.9	—	2,464.7
Industrial — Consumer Cyclical	947.5	6.4	47.2	15.9	890.8
Industrial — Consumer Non-Cyclical	3,257.5	33.0	199.2	7.2	3,084.1
Industrial — Energy	2,305.3	69.3	95.0	—	2,279.6
Industrial — Other	1,133.1	39.4	15.6	—	1,156.9
Industrial — Technology	1,372.4	9.7	117.5	2.3	1,262.3
Industrial — Transportation	2,454.3	39.9	119.1	—	2,375.1
Utility — Electric	3,473.7	47.2	292.2	—	3,228.7
Utility — Natural Gas	484.4	4.5	49.1	—	439.8
Utility — Other	532.5	12.3	35.2	1.2	508.4
Government guaranteed	565.9	13.0	12.7	—	566.2
Total corporate securities	30,225.9	492.4	1,829.3	40.2	28,848.8

Residential mortgage-backed pass-through securities	3,758.8	27.7	133.7	—	3,652.8
Commercial mortgage-backed securities	5,226.7	6.8	273.1	1.7	4,958.7
Residential collateralized mortgage obligations	5,221.5	19.2	324.2	0.3	4,916.2
Asset-backed securities — Home equity (1)	48.0	2.3	3.0	—	47.3
Asset-backed securities — All other	4,207.6	26.8	21.1	—	4,213.3
Collateralized debt obligations — Credit	16.4	—	4.8	—	11.6
Collateralized debt obligations — Loans	4,607.8	5.0	3.1	—	4,609.7
Total mortgage-backed and other asset-backed securities	23,086.8	87.8	763.0	2.0	22,409.6

U.S. government and agencies	1,654.8	2.3	83.9	—	1,573.2
States and political subdivisions	6,784.4	44.6	715.7	—	6,113.3
Non-U.S. governments	375.2	13.1	32.0	—	356.3
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	62,127.1	640.2	3,423.9	42.2	59,301.2
Unallocated portfolio layer method basis adjustment	(23.7)	23.7	—	—	—
Total fixed maturities, available-for-sale	$62,103.4	$663.9	$3,423.9	$42.2	$59,301.2
(1)	This exposure is primarily related to sub-prime mortgage loans.

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,552.2	$17.9	$89.1	$—	$1,481.0
Finance — Brokerage	953.9	12.5	83.6	—	882.8
Finance — Finance Companies	342.7	4.3	17.0	—	330.0
Finance — Financial Other	1,725.5	44.7	71.0	3.1	1,696.1
Finance — Insurance	2,000.6	43.7	166.9	—	1,877.4
Finance — REITs	1,732.8	3.9	104.1	—	1,632.6
Industrial — Basic Industry	1,323.2	36.9	62.7	7.6	1,289.8
Industrial — Capital Goods	1,476.1	26.3	87.9	—	1,414.5
Industrial — Communications	2,435.8	66.9	135.2	—	2,367.5
Industrial — Consumer Cyclical	876.2	10.4	59.2	3.5	823.9
Industrial — Consumer Non-Cyclical	3,094.2	32.4	180.0	2.0	2,944.6
Industrial — Energy	2,130.4	75.4	91.2	—	2,114.6
Industrial — Other	1,094.3	37.7	16.2	0.9	1,114.9
Industrial — Technology	1,529.9	20.2	117.5	5.3	1,427.3
Industrial — Transportation	2,407.0	53.0	119.1	—	2,340.9
Utility — Electric	3,443.0	63.3	276.6	—	3,229.7
Utility — Natural Gas	491.5	8.6	47.2	—	452.9
Utility — Other	514.1	11.3	31.5	—	493.9
Government guaranteed	273.5	11.7	11.9	—	273.3
Total corporate securities	29,396.9	581.1	1,767.9	22.4	28,187.7

Residential mortgage-backed pass-through securities	3,857.1	54.6	117.1	—	3,794.6
Commercial mortgage-backed securities	4,895.9	16.8	253.2	1.4	4,658.1
Residential collateralized mortgage obligations	5,010.1	40.6	302.7	0.4	4,747.6
Asset-backed securities — Home equity (1)	50.9	2.7	2.9	—	50.7
Asset-backed securities — All other	3,530.7	42.6	15.0	—	3,558.3
Collateralized debt obligations — Credit	16.5	—	5.0	—	11.5
Collateralized debt obligations — Loans	4,835.7	8.8	1.5	—	4,843.0
Total mortgage-backed and other asset-backed securities	22,196.9	166.1	697.4	1.8	21,663.8

U.S. government and agencies	1,415.6	9.4	65.5	0.1	1,359.4
States and political subdivisions	6,577.7	42.7	712.6	—	5,907.8
Non-U.S. governments	427.2	17.3	38.1	—	406.4
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	60,014.3	816.6	3,281.5	24.3	57,525.1
Unallocated portfolio layer method basis adjustment	(16.9)	16.9	—	—	—
Total fixed maturities, available-for-sale	$59,997.4	$833.5	$3,281.5	$24.3	$57,525.1
(1)	This exposure is primarily related to sub-prime mortgage loans.

Of the $3,423.9 million in gross unrealized losses as of June 30, 2026, $21.1 million in losses were attributed to securities scheduled to mature in one year or less, $231.0 million attributed to securities scheduled to mature between one to five years, $275.6 million attributed to securities scheduled to mature between five to ten years, $2,133.2 million attributed to securities scheduled to mature after ten years and $763.0 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2026, we were in a $2,760.0 million net unrealized loss position as compared to a $2,448.0 million net unrealized loss position as of December 31, 2025. The $312.0 million increase in net unrealized losses for the six months ended June 30, 2026, can be attributed to an increase in interest rates.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	June 30, 2026					December 31, 2025
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$42,563.2	$273.9	$2,672.7	$0.6	$40,163.8	$42,313.3	$431.0	$2,535.2	$0.5	$40,208.6
Private	16,364.1	325.7	636.3	—	16,053.5	14,747.7	353.9	622.9	—	14,478.7
Below investment grade:
Public	883.0	5.4	79.2	20.5	788.7	833.3	6.1	89.3	9.0	741.1
Private	2,316.8	35.2	35.7	21.1	2,295.2	2,120.0	25.6	34.1	14.8	2,096.7
Total fixed maturities, available-for-sale (1)	$62,127.1	$640.2	$3,423.9	$42.2	$59,301.2	$60,014.3	$816.6	$3,281.5	$24.3	$57,525.1

(1)Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Included in the public category carrying amount as of June 30, 2026 and December 31, 2025, were $16,824.4 million and $16,411.2 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$760.4	$17.4	$461.2	$66.4	$1,221.6	$83.8
Non-U.S. governments	26.0	0.8	166.2	31.3	192.2	32.1
States and political subdivisions	363.8	4.3	3,521.5	711.4	3,885.3	715.7
Corporate	3,363.4	64.9	11,700.6	1,760.5	15,064.0	1,825.4
Residential mortgage-backed pass-through securities	1,001.7	10.9	964.5	122.8	1,966.2	133.7
Commercial mortgage-backed securities	1,399.8	16.5	2,618.2	251.3	4,018.0	267.8
Collateralized debt obligations (2)	1,417.6	2.9	34.6	4.9	1,452.2	7.8
Other debt obligations	2,966.9	21.3	2,371.4	326.7	5,338.3	348.0
Total fixed maturities, available-for-sale	$11,299.6	$139.0	$21,838.2	$3,275.3	$33,137.8	$3,414.3
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2025
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$375.0	$7.5	$464.1	$58.0	$839.1	$65.5
Non-U.S. governments	12.8	0.3	207.5	37.8	220.3	38.1
States and political subdivisions	605.8	6.5	3,707.6	706.1	4,313.4	712.6
Corporate	1,258.7	51.9	13,049.7	1,712.2	14,308.4	1,764.1
Residential mortgage-backed pass-through securities	201.2	0.7	1,145.8	116.5	1,347.0	117.2
Commercial mortgage-backed securities	320.9	2.3	2,869.7	249.1	3,190.6	251.4
Collateralized debt obligations (2)	1,391.5	1.5	15.2	5.0	1,406.7	6.5
Other debt obligations	382.5	1.7	2,616.9	318.1	2,999.4	319.8
Total fixed maturities, available-for-sale	$4,548.4	$72.4	$24,076.5	$3,202.8	$28,624.9	$3,275.2
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 20% and 21% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2026 and December 31, 2025, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, including but not limited to earthquakes, fires, drought, extreme heat, flooding, and tsunamis, that may affect the region. During 2026 and 2025, we did not experience any material losses due to the aforementioned catastrophe risks.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of June 30, 2026 and December 31, 2025, the total number of commercial mortgage loans outstanding were 608 and 602, of which 32% and 32% were for loans with principal balances less than $10.0 million as of June 30, 2026 and December 31, 2025, respectively. The average loan size of our commercial mortgage portfolio was $22.9 million as of both June 30, 2026 and December 31, 2025. As of June 30, 2026, approximately $12.5 billion, or 90%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities.

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

We had five delinquent problem commercial mortgage loans with a carrying amount of $218.7 million for which we had a valuation allowance of $74.1 million as of June 30, 2026. We did not have any potential problem commercial mortgage loans as of June 30, 2026. We did not have any restructured problem commercial mortgage loans as of June 30, 2026. We had three delinquent problem commercial mortgage loans with a carrying amount of $123.7 million for which we had a valuation allowance of $62.1 million as of December 31, 2025. We also had two potential problem commercial mortgage loans with a carrying amount of $140.1 million for which we had a valuation allowance of $25.1 million. We did not have any restructured problem commercial mortgage loans as of December 31, 2025.

	June 30, 2026	December 31, 2025

	($ in millions)
Total commercial mortgage loans	$13,781.5	$13,806.5
Problem commercial mortgage loans	$144.6	$61.6
Potential problem commercial mortgage loans	—	115.0
Total problem, potential problem and restructured commercial mortgage loans	$144.6	$176.6
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	1.05%	1.28%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2026 and December 31, 2025, the carrying amount of our equity real estate investment was $2,440.6 million and $2,408.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the six months ended June 30, 2026 or for the year ended December 31, 2025.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the six months ended June 30, 2026 or for the year ended December 31, 2025.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2026, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in Office (35%) and Apartments (30%) as of June 30, 2026.

Other Investments

Our other investments totaled $6,808.2 million as of June 30, 2026, compared to $5,885.3 million as of December 31, 2025. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned, bank owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,603.1 million were held by our international operations as of June 30, 2026. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2026		December 31, 2025
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,570.3	39%	$2,646.0	40%
Equity securities	912.7	14	887.4	13
Mortgage loans	904.6	14	951.0	14
Real estate	7.2	—	1.3	—
Policy loans	15.1	—	16.2	—
Other investments:
Direct financing leases	547.0	8	567.6	8
Investment in unconsolidated operating entities	1,182.4	18	1,133.2	17
Derivative assets and other investments	463.8	7	480.2	8
Total invested assets	6,603.1	100%	6,682.9	100%
Cash and cash equivalents	299.4		306.7
Total invested assets and cash	$6,902.5		$6,989.6

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2026, and the respective GMIRs. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$13.8	$—	$—	$—	$—	$13.8
1.01% - 2.00%	3.4	—	2,502.0	709.4	—	3,214.8
2.01% - 3.00%	310.6	20.2	75.0	1,660.9	8,560.6	10,627.3
3.01% - 4.00%	7.8	—	—	—	—	7.8
4.01% and above	10.5	—	—	—	—	10.5
Subtotal	346.1	20.2	2,577.0	2,370.3	8,560.6	13,874.2

Benefits and Protection
Up to 1.00%	—	—	—	14.6	37.2	51.8
1.01% - 2.00%	—	—	—	3.7	473.8	477.5
2.01% - 3.00%	2.0	11.5	94.6	401.1	0.2	509.4
3.01% - 4.00%	1,280.7	69.1	88.4	16.5	2.1	1,456.8
4.01% and above	19.1	26.5	2.2	1.5	—	49.3
Subtotal	1,301.8	107.1	185.2	437.4	513.3	2,544.8

Total	$1,647.9	$127.3	$2,762.2	$2,807.7	$9,073.9	$16,419.0
Percentage of total	10.0%	0.8%	16.8%	17.1%	55.3%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,759.1 million as of June 30, 2026, compared to $2,730.6 million as of December 31, 2025. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 16, Fair Value Measurements.”

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

Our net estimated potential loss in fair value as of June 30, 2026, increased $28.5 million from December 31, 2025, driven by investment activity within the portfolio.

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

We estimate as of June 30, 2026, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2025. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our international operations, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $294.6 million, or 7%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2026, as compared to an estimated $275.1 million, or 7%, reduction as of December 31, 2025. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $14.0 million, or 5%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2026, as compared to an estimated $11.8 million, or 5%, reduction for the three months ended June 30, 2025. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $26.7 million, or 6%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2026, as compared to an estimated $22.1 million, or 5%, reduction for the six months ended June 30, 2025.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of June 30, 2026 and December 31, 2025. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $3,997.1 million and $3,319.6 million as of June 30, 2026 and December 31, 2025, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our international operations had currency swaps with a notional amount of $208.3 million and $219.1 million as of June 30, 2026 and December 31, 2025, respectively. Our international operations also utilized currency forwards with a notional amount of $619.5 million and $642.9 million as of June 30, 2026 and December 31, 2025, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $123.5 million and $156.5 million as of June 30, 2026 and December 31, 2025, respectively.

Additionally, we used currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. No hedges of net equity investments in our foreign operations were outstanding as of June 30, 2026. We held currency forwards with a notional amount of $55.6 million as of December 31, 2025.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $94.5 million and $59.6 million as of June 30, 2026 and December 31, 2025, respectively.

We used currency forwards with a notional amount of $339.9 million and $0.0 million as of June 30, 2026 and December 31, 2025, respectively, to manage the foreign currency risk associated with a business combination.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of June 30, 2026 and December 31, 2025, the fair value of our equity securities was $2,603.4 million and $2,237.3 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $260.3 million as of June 30, 2026, as compared to a decline in fair value of our equity securities of $223.7 million as of December 31, 2025.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge certain investments using total return swaps to swap the equity risk for income enhancement. We economically hedge RILA index credit exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $7,186.3 million and $7,088.9 million as of June 30, 2026, and December 31, 2025, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Deanna D. Strable-Soethout, and our Chief Financial Officer, Joel M. Pitz, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2026, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2026 - January 31, 2026	716,500	$91.07	716,500	$1,369.8
February 1, 2026 - February 28, 2026	794,891	$93.85	695,449	$1,304.4
March 1, 2026 - March 31, 2026	1,043,461	$91.20	775,839	$1,234.7
April 1, 2026 — April 30, 2026	981,725	$94.24	980,891	$1,142.3
May 1, 2026 — May 31, 2026	780,283	$101.52	779,184	$1,063.2
June 1, 2026 — June 30, 2026	729,738	$108.04	728,617	$984.5
Total	5,046,598		4,676,480
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date.

Item 5. Other Information

On May 8, 2026, Amy C. Friedrich, President, Benefits and Protection adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 55,680 shares (including stock options to the extent exercised for share purchases) of the Company’s common stock until February 25, 2028.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Deanna D. Strable-Soethout
31.2	Certification of Joel M. Pitz
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Joel M. Pitz
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: July 29, 2026	By	/s/ Joel M. Pitz
Joel M. Pitz
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer