Form 10-Q
period 2026-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2026-10-29
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 22, 2026, was 212,376,467.

PRINCIPAL FINANCIAL GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

	September 30,	December 31,
	2026	2025
	(Unaudited)
	(in millions, except share amounts)
Assets
Fixed maturities, available-for-sale (1)	$70,515.6	$73,360.7
Fixed maturities, trading (2026 and 2025 include $260.8 million and $185.0 million related to consolidated variable interest entities)	1,148.7	1,243.8
Equity securities (2026 and 2025 include $401.1 million and $428.6 million related to consolidated variable interest entities)	2,574.0	2,237.3
Mortgage loans (2026 and 2025 include $664.2 million and $726.5 million related to consolidated variable interest entities)	20,425.1	21,008.3
Real estate (2026 and 2025 include $850.6 million and $819.4 million related to consolidated variable interest entities)	2,373.0	2,409.7
Policy loans	863.2	866.7
Other investments (2026 and 2025 include $674.7 million and $838.4 million related to consolidated variable interest entities and $62.0 million and $167.1 million measured at fair value under the fair value option)	9,815.3	9,775.0
Total investments	107,714.9	110,901.5
Cash and cash equivalents (2026 and 2025 include $101.4 million and $89.1 million related to consolidated variable interest entities)	4,450.7	4,431.0
Accrued investment income (2026 and 2025 include $42.9 million and $43.8 million related to consolidated variable interest entities)	929.5	870.9
Reinsurance recoverable and deposit receivable	18,110.4	19,000.1
Premiums due and other receivables	3,616.9	3,894.5
Deferred acquisition costs	4,112.2	4,071.6
Market risk benefit asset	239.2	197.1
Property and equipment	803.0	701.4
Goodwill	1,860.6	1,600.5
Other intangibles	1,291.6	1,267.0
Separate account assets (2026 and 2025 include $40,182.8 million and $41,450.5 million related to consolidated variable interest entities)	194,816.2	193,622.6
Other assets	797.0	818.3
Total assets	$338,742.2	$341,376.5
Liabilities
Contractholder funds	$47,746.8	$45,380.3
Future policy benefits and claims	45,401.7	51,749.7
Market risk benefit liability	48.9	66.9
Other policyholder funds	949.1	940.8
Short-term debt (2026 and 2025 include $28.0 million and $0.0 million related to consolidated variable interest entities)	177.6	27.7
Long-term debt	4,326.2	3,926.3
Income taxes currently payable	17.4	29.5
Deferred income taxes	1,800.0	1,856.4
Separate account liabilities (2026 and 2025 include $40,182.8 million and $41,450.5 million related to consolidated variable interest entities)	194,816.2	193,622.6
Funds withheld payable	16,386.2	17,783.4
Other liabilities (2026 and 2025 include $129.2 million and $69.4 million related to consolidated variable interest entities)	14,795.2	13,601.6
Total liabilities	326,465.3	328,985.2

Redeemable noncontrolling interest (2026 and 2025 include $414.3 million and $440.9 million related to consolidated variable interest entities)	426.6	474.3

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 499,554,595 and 496,884,232 shares issued as of 2026 and 2025; 212,765,660 and 217,380,912 shares outstanding as of 2026 and 2025	5.0	5.0
Additional paid-in capital	11,483.6	11,275.4
Retained earnings	18,991.5	18,071.3
Accumulated other comprehensive loss	(4,643.0)	(4,188.4)
Treasury stock, at cost; 286,788,935 and 279,503,320 shares as of 2026 and 2025	(14,020.8)	(13,279.4)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,816.3	11,883.9
Noncontrolling interest	34.0	33.1
Total stockholders’ equity	11,850.3	11,917.0
Total liabilities and stockholders’ equity	$338,742.2	$341,376.5
(1)	See Note 4, Investments, for further details relating to the amortized cost of fixed maturities, available-for-sale.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,897.9	$1,532.8	$4,506.8	$4,680.6
Fees and other revenues	1,144.1	1,128.7	3,407.4	3,289.0
Net investment income	1,160.8	1,200.5	3,661.6	3,529.0
Net realized capital gains (losses) (1)	(387.6)	85.7	(400.0)	(26.0)
Net realized capital gains (losses) on funds withheld assets (1)	(17.0)	(0.2)	(15.7)	31.5
Change in fair value of funds withheld embedded derivative	818.2	(265.9)	891.2	(455.3)
Total revenues	4,616.4	3,681.6	12,051.3	11,048.8
Expenses
Benefits, claims and settlement expenses	2,318.7	1,964.1	5,921.9	6,024.0
Liability for future policy benefits remeasurement loss	23.4	60.9	16.1	58.8
Market risk benefit remeasurement loss	7.8	4.0	33.8	53.0
Dividends to policyholders	29.7	30.0	84.2	72.0
Operating expenses	1,398.0	1,374.2	4,178.4	4,060.6
Total expenses	3,777.6	3,433.2	10,234.4	10,268.4
Income before income taxes	838.8	248.4	1,816.9	780.4
Income taxes	241.7	14.5	376.6	50.1
Net income	597.1	233.9	1,440.3	730.3
Net income (loss) attributable to noncontrolling interest	(34.8)	20.1	(19.6)	62.2
Net income attributable to Principal Financial Group, Inc.	$631.9	$213.8	$1,459.9	$668.1

Earnings per common share
Basic earnings per common share	$2.95	$0.96	$6.77	$2.98

Diluted earnings per common share	$2.91	$0.95	$6.68	$2.95
(1)	Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Net income	$597.1	$233.9	$1,440.3	$730.3
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(2,340.7)	691.6	(2,723.2)	1,529.9
Net unrealized gains (losses) on derivative instruments	(82.7)	69.3	(50.0)	(81.3)
Liability for future policy benefits discount rate remeasurement gain (loss)	1,710.7	(363.3)	2,171.2	(695.6)
Market risk benefit nonperformance risk remeasurement gain (loss)	5.9	(4.6)	6.5	(2.9)
Foreign currency translation adjustment	147.7	6.2	149.2	161.9
Net unrecognized postretirement benefit obligation	1.6	3.1	5.2	(0.6)
Other comprehensive income (loss)	(557.5)	402.3	(441.1)	911.4
Comprehensive income	39.6	636.2	999.2	1,641.7
Comprehensive income (loss) attributable to noncontrolling interest	(15.1)	15.7	(6.1)	55.4
Comprehensive income attributable to Principal Financial Group, Inc.	$54.7	$620.5	$1,005.3	$1,586.3

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of July 1, 2025	$5.0	$11,202.6	$17,692.6	$(4,713.3)	$(12,771.6)	$52.0	$11,467.3
Common stock issued	—	6.3	—	—	—	—	6.3
Stock-based compensation	—	29.6	(3.5)	—	—	0.1	26.2
Treasury stock acquired, common	—	—	—	—	(229.8)	—	(229.8)
Dividends to common stockholders	—	—	(172.9)	—	—	—	(172.9)
Distributions to noncontrolling interest	—	—	—	—	—	(1.1)	(1.1)
Contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Net income (1)	—	—	213.8	—	—	1.7	215.5
Other comprehensive income (1)	—	—	—	406.7	—	(0.4)	406.3
Balances as of September 30, 2025	$5.0	$11,238.5	$17,730.0	$(4,306.6)	$(13,001.4)	$52.4	$11,717.9

Balances as of July 1, 2026	$5.0	$11,429.0	$18,542.2	$(4,065.8)	$(13,767.6)	$35.0	$12,177.8
Common stock issued	—	22.8	—	—	—	—	22.8
Stock-based compensation	—	31.8	(3.8)	—	—	—	28.0
Treasury stock acquired, common	—	—	—	—	(253.2)	—	(253.2)
Dividends to common stockholders	—	—	(178.8)	—	—	—	(178.8)
Distributions to noncontrolling interest	—	—	—	—	—	(0.1)	(0.1)
Contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Noncontrolling interest of deconsolidated entities	—	—	—	—	—	(0.1)	(0.1)
Net income (1)	—	—	631.9	—	—	(0.1)	631.8
Other comprehensive loss (1)	—	—	—	(577.2)	—	(0.8)	(578.0)
Balances as of September 30, 2026	$5.0	$11,483.6	$18,991.5	$(4,643.0)	$(14,020.8)	$34.0	$11,850.3
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 16, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2025	$4.9	$11,100.9	$17,583.5	$(5,224.8)	$(12,378.1)	$44.9	$11,131.3
Common stock issued	0.1	33.5	—	—	—	—	33.6
Stock-based compensation	—	103.9	(10.0)	—	—	0.3	94.2
Treasury stock acquired, common	—	—	—	—	(623.3)	—	(623.3)
Dividends to common stockholders	—	—	(511.6)	—	—	—	(511.6)
Distributions to noncontrolling interest	—	—	—	—	—	(3.9)	(3.9)
Contributions from noncontrolling interest	—	—	—	—	—	4.2	4.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	0.2	—	—	—	—	0.2
Net income (1)	—	—	668.1	—	—	6.4	674.5
Other comprehensive income (1)	—	—	—	918.2	—	0.5	918.7
Balances as of September 30, 2025	$5.0	$11,238.5	$17,730.0	$(4,306.6)	$(13,001.4)	$52.4	$11,717.9

Balances as of January 1, 2026	$5.0	$11,275.4	$18,071.3	$(4,188.4)	$(13,279.4)	$33.1	$11,917.0
Common stock issued	—	91.8	—	—	—	—	91.8
Stock-based compensation	—	116.7	(10.9)	—	—	—	105.8
Treasury stock acquired, common	—	—	—	—	(741.4)	—	(741.4)
Dividends to common stockholders	—	—	(528.8)	—	—	—	(528.8)
Distributions to noncontrolling interest	—	—	—	—	—	(1.6)	(1.6)
Contributions from noncontrolling interest	—	—	—	—	—	2.9	2.9
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.3)	—	—	—	—	(0.3)
Noncontrolling interest of deconsolidated entities	—	—	—	—	—	(0.1)	(0.1)
Net income (1)	—	—	1,459.9	—	—	0.9	1,460.8
Other comprehensive loss (1)	—	—	—	(454.6)	—	(1.2)	(455.8)
Balances as of September 30, 2026	$5.0	$11,483.6	$18,991.5	$(4,643.0)	$(14,020.8)	$34.0	$11,850.3
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 16, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2026	2025

	(in millions)
Net cash provided by operating activities	$3,791.2	$2,793.0
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(14,409.7)	(10,083.6)
Sales	4,193.8	4,128.5
Maturities	6,802.6	5,784.8
Mortgage loans acquired or originated	(3,113.5)	(2,671.8)
Mortgage loans sold or repaid	2,443.9	2,384.6
Real estate acquired	(105.2)	(88.3)
Real estate sold	108.7	152.4
Net purchases of property and equipment	(148.5)	(63.6)
Purchase of business or interests in subsidiaries, net of cash acquired	(418.1)	—
Sale of interests in subsidiaries, net of cash divested	260.1	—
Net change in other investments	(418.4)	(577.6)
Net cash used in investing activities	(4,804.3)	(1,034.6)
Financing activities
Issuance of common stock	91.8	33.6
Acquisition of treasury stock	(743.7)	(627.3)
Payments for financing element derivatives	(28.0)	(31.5)
Purchase of subsidiary shares from noncontrolling interest	(0.3)	(4.3)
Dividends to common stockholders	(528.8)	(511.6)
Issuance of long-term debt	394.9	—
Principal repayments of long-term debt	(0.1)	(400.1)
Net proceeds from (repayments of) short-term borrowings	163.2	(22.1)
Investment contract deposits	9,216.2	8,819.1
Investment contract withdrawals	(7,934.2)	(8,207.9)
Net increase in banking operation deposits	401.8	120.0
Other	—	(1.1)
Net cash provided by (used in) financing activities	1,032.8	(833.2)
Net increase in cash and cash equivalents	19.7	925.2
Cash and cash equivalents at beginning of period	4,431.0	4,211.9
Cash and cash equivalents at end of period	$4,450.7	$5,137.1

Supplemental disclosure of non-cash activities:
Assets received in kind from pension risk transfer transactions	$—	$152.7
Pre-capitalized contingent funding agreement exercise:
Increase in fixed maturities, trading	—	388.3
Increase in long-term debt, net of discount	—	(388.3)
Changes resulting from deconsolidation of an investment:
Decrease in mortgage loans	—	(140.6)
Decrease in short-term debt	—	54.0
Decrease in long-term debt	—	86.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ended December 31, 2026, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, the fair value of market risk benefits (“MRBs”), measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefit obligations and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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

Consolidation

We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a variable interest entity (“VIE”) or a voting interest entity (“VOE”). This assessment is performed by reviewing contractual, ownership and other rights, including involvement of related parties, and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the obligation to absorb expected losses or a right to receive expected residual returns. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 3, Variable Interest Entities.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

●	Retirement and Income Solutions:
o	Workplace savings and retirement solutions – Group annuity contracts offered to the plan sponsors of defined contribution plans or defined benefit plans
o	Individual variable annuities – Variable deferred annuities and registered index-linked annuities (“RILAs”) offered to individuals for both qualified and nonqualified retirement savings
o	Pension risk transfer – Single premium group annuities offered to pension plan sponsors and other institutions
o	Individual fixed deferred annuities – An exited business that offered single premium deferred annuity contracts and flexible premium deferred annuities (“FPDAs”) to individuals for both qualified and nonqualified retirement savings
o	Individual fixed income annuities – An exited business that offered single premium immediate annuities (“SPIAs”) and deferred income annuities (“DIAs”) to individuals for both qualified and nonqualified retirement savings; also includes supplementary contracts generated by annuitizations from other individual product lines
o	Investment only – Primarily guaranteed investment contracts (“GICs”) and funding agreements offered to retirement plan sponsors and other institutions
●	Principal Asset Management – International Pension
o	Latin America:
◾	Individual fixed income annuities – SPIAs offered to individuals, prior to the third quarter 2026 sale of this business
◾	Pension – Certain retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements as separate account assets and liabilities and are only in the scope of long-duration insurance contracts disclosures for separate accounts
●	Benefits and Protection – Specialty Benefits:
o	Individual disability – Disability insurance providing protection to individuals and/or business owners
●	Benefits and Protection – Life Insurance:
o	Universal life – Universal life, variable universal life and indexed universal life insurance products offered to individuals and/or business owners, which will be collectively referred to hereafter as “universal life” contracts; includes our exited universal life insurance with secondary guarantee (“ULSG”) business
o	Term life – Term life insurance products offered to individuals and/or business owners
o	Participating life – Participating life insurance contracts offered to individuals, some of which are part of a closed block of business and are only in the scope of long-duration insurance contracts disclosures for DAC
●	Corporate:
o	Long-term care insurance – A closed block of long-term care insurance that is fully reinsured, which was offered on both a group and individual basis.

For the separate account liability disclosures, our Retirement and Income Solutions segment uses a Group retirement contracts level of aggregation. This consists primarily of separate account liabilities for the workplace savings and retirement solutions business as well as amounts for the investment only and pension risk transfer businesses.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

2. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2025	$687.2	$833.0	$29.5	$—	$1,549.7
Foreign currency	—	50.8	—	—	50.8
Balance as of December 31, 2025	687.2	883.8	29.5	—	1,600.5
Goodwill from acquisitions (1)	—	—	325.4	—	325.4
Goodwill disposed (2)	—	(41.0)	—	—	(41.0)
Foreign currency	—	(24.3)	—	—	(24.3)
Balance as of September 30, 2026	$687.2	$818.5	$354.9	$—	$1,860.6

(1)Relates to the acquisition of Beam Benefits (“Beam”).

(2)Relates to the disposition of our Chilean annuities business.

On September 1, 2026, we completed the purchase of Beam, which includes dental, vision and ancillary benefits supported by a cloud-native technology stack with artificial intelligence at its core. The purchase price consisted of $403.6 million cash paid at closing, net of cash acquired. The fair value of the net assets acquired primarily relates to intangible assets. Of the acquired intangible assets, $325.4 million was assigned to goodwill and is not subject to amortization. The goodwill is largely related to the opportunities to realize substantial revenue and cost synergies while achieving scale in operations. Of the remaining acquired intangible assets, $30.0 million was assigned to customer relationships, which are subject to amortization over a 10-year useful life, and $20.0 million was assigned to technology, which is subject to amortization over a 4-year useful life.

3. Variable Interest Entities

We have relationships with various types of entities that may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2026 and December 31, 2025.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Collateralized Loan Obligations (“CLOs”)

We invest in the equity interests of an entity formed to purchase loans from the market during the warehouse period in anticipation of new CLO transactions. The loan purchases are funded through equity contributions from wholly owned subsidiaries and borrowings under short-term warehouse credit facilities. The non-recourse short-term debt is repaid when the warehouse period is closed and the CLO offerings are issued.

We are the collateral manager during the warehousing period and upon closing of the related CLO offering we will continue to serve as a collateral manager of the CLO. Although our asset management fees are commensurate with the services provided and consistent with fees for similar services negotiated at arms-length, we have a variable interest in the entity that is more than insignificant. The entity is considered a VIE due to insufficient equity to sustain itself. We determined we are the primary beneficiary of the VIE as our interest is more than insignificant and we have the power as the collateral manager to direct the activities of the entity that most significantly impact its economic performance.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2026		December 31, 2025
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$40,583.9	$40,182.8	$41,865.2	$41,450.5
Real estate (2)	916.7	22.6	883.4	34.2
Sponsored investment funds (3)	823.1	21.4	851.4	16.3
Residential mortgage loans (4)	666.3	18.5	728.9	18.8
Collateralized loan obligations (5)	114.3	94.5	—	—
Asset-backed limited partnership (6)	83.2	—	256.3	—
Total	$43,187.5	$40,339.8	$44,585.2	$41,519.8
(1)	The assets primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities.
(2)	The assets primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets primarily include fixed maturities and equity securities, certain of which are reported with other investments and cash. The liabilities primarily include other liabilities. The consolidated statements of financial position included a $414.3 million and $440.9 million redeemable noncontrolling interest for sponsored investment funds as of September 30, 2026 and December 31, 2025, respectively.
(4)	The assets primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets primarily include fixed maturities, trading. The liabilities primarily include short-term debt and other liabilities.
(6)	The assets primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents, other investments and fixed maturities, trading on the consolidated statements of financial position.

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

We invest in cash collateralized debt obligations, collateralized bond obligations, CLOs and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities. We have determined we are not the primary beneficiary of these entities primarily because we do not control the economic performance of the entities and were not involved with the design of the entities or because we do not have a potentially significant variable interest in the entities for which we are the asset manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
September 30, 2026
Fixed maturities, available-for-sale:
Corporate	$225.3	$311.9
Residential mortgage-backed pass-through securities	3,398.8	3,663.6
Commercial mortgage-backed securities	5,638.3	6,049.1
Collateralized debt obligations (2)	5,798.8	5,803.4
Other debt obligations	11,839.8	13,842.7
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	7.2	7.2
Commercial mortgage-backed securities	58.6	58.6
Collateralized debt obligations (2)	206.9	206.9
Other debt obligations	244.9	244.9
Equity securities	115.8	115.8
Other investments:
Other limited partnership and fund interests (3)	3,323.6	5,124.0

December 31, 2025
Fixed maturities, available-for-sale:
Corporate	$289.4	$361.7
Residential mortgage-backed pass-through securities	3,805.1	3,868.4
Commercial mortgage-backed securities	5,371.6	5,659.6
Collateralized debt obligations (2)	6,422.3	6,417.4
Other debt obligations	10,681.3	12,167.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	8.4	8.4
Commercial mortgage-backed securities	70.7	70.7
Collateralized debt obligations (2)	211.0	211.0
Other debt obligations	338.8	338.8
Equity securities	109.5	109.5
Other investments:
Other limited partnership and fund interests (3)	3,498.4	5,500.7
(1)	Our risk of loss is limited to our initial investment measured at amortized cost, excluding portfolio layer method basis adjustments for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of CLOs backed by secured corporate loans.
(3)	As of September 30, 2026 and December 31, 2025, the maximum exposure to loss for other limited partnership and fund interests includes $247.5 million and $256.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of September 30, 2026 and December 31, 2025, money market mutual funds we manage held $5.5 billion and $5.9 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Allowance for
	cost (1)	gains	losses	credit loss	Fair value

	(in millions)
September 30, 2026
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,609.4	$—	$418.9	$—	$2,190.5
Non-U.S. governments	411.4	8.1	58.5	—	361.0
States and political subdivisions	8,289.2	0.1	1,505.4	—	6,783.9
Corporate	38,914.6	199.2	4,571.7	40.6	34,501.5
Residential mortgage-backed pass-through securities	3,663.6	0.8	265.6	—	3,398.8
Commercial mortgage-backed securities	6,049.1	3.1	410.0	3.9	5,638.3
Collateralized debt obligations (2)	5,803.4	5.5	10.1	—	5,798.8
Other debt obligations	12,458.6	25.3	640.8	0.3	11,842.8
Total excluding portfolio layer method basis adjustment	78,199.3	242.1	7,881.0	44.8	70,515.6
Unallocated portfolio layer method basis adjustment (3)	(44.0)	44.0	—	—	—
Total fixed maturities, available-for-sale	$78,155.3	$286.1	$7,881.0	$44.8	$70,515.6

		Gross	Gross
	Amortized	unrealized	unrealized	Allowance for
	cost (1)	gains	losses	credit loss	Fair value

	(in millions)
December 31, 2025
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,126.2	$9.6	$268.1	$0.1	$1,867.6
Non-U.S. governments	554.7	17.6	54.6	—	517.7
States and political subdivisions	8,107.8	42.8	1,011.9	—	7,138.7
Corporate	39,867.6	777.7	3,072.8	25.0	37,547.5
Residential mortgage-backed pass-through securities	3,868.4	54.7	118.0	—	3,805.1
Commercial mortgage-backed securities	5,659.6	19.4	306.0	1.4	5,371.6
Collateralized debt obligations (2)	6,417.4	14.6	9.7	—	6,422.3
Other debt obligations	10,981.2	99.3	389.9	0.4	10,690.2
Total excluding portfolio layer method basis adjustment	77,582.9	1,035.7	5,231.0	26.9	73,360.7
Unallocated portfolio layer method basis adjustment (3)	(16.9)	16.9	—	—	—
Total fixed maturities, available-for-sale	$77,566.0	$1,052.6	$5,231.0	$26.9	$73,360.7
(1)	Amortized cost excludes accrued interest receivable of $686.3 million and $473.8 million as of September 30, 2026 and December 31, 2025, respectively.
(2)	Primarily consists of CLOs backed by secured corporate loans.
(3)	Represents unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of September 30, 2026, by expected maturity, were as follows:

	Amortized cost (1)	Fair value

	(in millions)
Due in one year or less	$1,460.7	$1,428.1
Due after one year through five years	10,799.1	10,462.4
Due after five years through ten years	9,587.4	9,157.2
Due after ten years	28,377.4	22,789.2
Subtotal	50,224.6	43,836.9
Mortgage-backed and other asset-backed securities	27,974.7	26,678.7
Total	$78,199.3	$70,515.6

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(in millions)
Fixed maturities, available for sale:
Gross gains	$1.0	$4.0	$3.5	$9.6
Gross losses	(7.7)	(3.0)	(53.5)	(56.8)
Net credit losses (1)	(17.5)	(23.2)	(59.7)	(32.0)
Hedging, net (2)	(5.0)	0.2	(12.3)	22.5
Fixed maturities, trading (3)	(6.9)	2.0	(13.9)	(1.0)
Equity securities (4)	33.6	59.9	96.0	98.3
Mortgage loans	(33.1)	(7.0)	(53.5)	(24.1)
Derivatives (2)	(38.4)	(5.2)	(20.7)	(76.4)
Other (5)	(313.6)	58.0	(285.9)	33.9
Net realized capital gains (losses)	$(387.6)	$85.7	$(400.0)	$(26.0)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(5.3) million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $(9.6) million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. This excludes $(5.9) million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $(9.6) million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively, of unrealized gains (losses) that were reported in market risk benefit remeasurement (gain) loss. In addition, this excludes $(2.9) million and $(1.9) million for the three months ended September 30, 2026 and 2025, respectively, and $(10.4) million and $(12.4) million for the nine months ended September 30, 2026 and 2025, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $(41.0) million and $54.8 million for the three months ended September 30, 2026 and 2025, respectively, and $14.0 million and $29.0 million for the nine months ended September 30, 2026 and 2025, respectively. This excludes $(10.4) million and $30.2 million for the three months ended September 30, 2026 and 2025, respectively, and $26.7 million and $58.5 million for the nine months ended September 30, 2026 and 2025, respectively, of unrealized gains (losses) that were reported in net investment income. In addition, this excludes $0.0 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively, and $0.0 million and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(5)	Includes a loss on the disposition of our Chilean annuities business in 2026 and a held for sale write-down of an intangible asset in 2025.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,556.7 million and $798.8 million for the three months ended September 30, 2026 and 2025, and $2,955.6 million and $2,392.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended September 30, 2026
					Residential
					mortgage-	Commercial
	U.S.		States and		backed pass-	mortgage-	Collateralized
	government	Non-U.S.	political		through	backed	debt obligations	Other debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$43.6	$—	$1.7	$—	$0.3	$45.6
Additions for credit losses not previously recorded	—	—	—	9.9	—	0.1	—	—	10.0
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	4.9	—	2.1	—	—	7.0
Write-offs charged against allowance	—	—	—	(13.6)	—	—	—	—	(13.6)
Allowance of deconsolidated entities (2)	—	—	—	(4.1)	—	—	—	—	(4.1)
Foreign currency translation adjustment	—	—	—	(0.1)	—	—	—	—	(0.1)
Ending balance	$—	$—	$—	$40.6	$—	$3.9	$—	$0.3	$44.8

Accrued interest written off to net investment income	$—	$—	$—	$—	$—	$—	$—	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the three months ended September 30, 2025
					Residential
					mortgage-	Commercial
	U.S.		States and		backed pass-	mortgage-	Collateralized
	government	Non-U.S.	political		through	backed	debt obligations	Other debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$2.5	$—	$0.3	$0.1	$0.2	$3.1
Additions for credit losses not previously recorded	—	—	—	14.9	—	0.8	—	—	15.7
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	—	(0.1)	0.1	—
Foreign currency translation adjustment	—	—	—	(0.1)	—	—	—	—	(0.1)
Ending balance	$—	$—	$—	$17.3	$—	$1.1	$—	$0.3	$18.7

Accrued interest written off to net investment income	$—	$—	$—	$0.4	$—	$—	$—	$—	$0.4

	For the nine months ended September 30, 2026
					Residential
					mortgage-	Commercial
	U.S.		States and		backed pass-	mortgage-	Collateralized
	government	Non-U.S.	political		through	backed	debt obligations	Other debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$0.1	$—	$—	$25.0	$—	$1.4	$—	$0.4	$26.9
Additions for credit losses not previously recorded	—	—	—	42.5	—	0.4	—	—	42.9
Reductions for securities sold during the period	—	—	—	(0.9)	—	—	—	—	(0.9)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	(0.1)	—	—	10.5	—	2.5	—	(0.1)	12.8
Write-offs charged against allowance	—	—	—	(32.3)	—	(0.4)	—	—	(32.7)
Allowance of deconsolidated entities (2)	—	—	—	(4.1)	—	—	—	—	(4.1)
Foreign currency translation adjustment	—	—	—	(0.1)	—	—	—	—	(0.1)
Ending balance	$—	$—	$—	$40.6	$—	$3.9	$—	$0.3	$44.8

Accrued interest written off to net investment income	$—	$—	$—	$1.6	$—	$—	$—	$—	$1.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2025
					Residential
					mortgage-	Commercial
	U.S.		States and		backed pass-	mortgage-	Collateralized
	government	Non-U.S.	political		through	backed	debt obligations	Other debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$18.5	$—	$—	$—	$0.2	$18.7
Additions for credit losses not previously recorded	—	—	—	14.9	—	1.1	0.1	—	16.1
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	0.1	—	—	(0.1)	0.1	0.1
Write-offs charged against allowance	—	—	—	(16.2)	—	—	—	—	(16.2)
Ending balance	$—	$—	$—	$17.3	$—	$1.1	$—	$0.3	$18.7

Accrued interest written off to net investment income	$—	$—	$—	$0.4	$—	$—	$—	$—	$0.4
(1)	Primarily consists of CLOs backed by secured corporate loans.
(2)	Relates to the disposition of our Chilean annuities business in third quarter 2026.

Available-For-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2026
			Greater than or equal to
	Less than twelve months		twelve months		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,380.0	$77.3	$752.2	$341.6	$2,132.2	$418.9
Non-U.S. governments	57.3	2.8	180.0	55.7	237.3	58.5
States and political subdivisions	2,237.9	147.6	4,322.0	1,357.8	6,559.9	1,505.4
Corporate	10,723.9	459.1	16,048.5	4,109.4	26,772.4	4,568.5
Residential mortgage-backed pass-through securities	2,426.1	107.4	892.1	158.2	3,318.2	265.6
Commercial mortgage-backed securities	2,081.6	62.2	2,971.0	340.2	5,052.6	402.4
Collateralized debt obligations (2)	2,196.6	5.2	46.3	4.9	2,242.9	10.1
Other debt obligations	6,227.7	138.1	2,803.9	502.4	9,031.6	640.5
Total fixed maturities, available-for-sale	$27,331.1	$999.7	$28,016.0	$6,870.2	$55,347.1	$7,869.9
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of CLOs backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $54,862.4 million in available-for-sale fixed maturities with gross unrealized losses of $7,809.6 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 88 (carrying value/amortized cost) as of September 30, 2026. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2026, primarily due to an increase in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 3,132 securities with a carrying value of $26,978.0 million and unrealized losses of $981.6 million reflecting an average price of 96 as of September 30, 2026. Of this portfolio, 96% was investment grade (rated AAA through BBB-) as of September 30, 2026, with associated unrealized losses of $941.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 5,345 securities with a carrying value of $27,884.4 million and unrealized losses of $6,828.0 million as of September 30, 2026. The average credit rating of this portfolio was A with an average price of 80 as of September 30, 2026. Of the $6,828.0 million in unrealized losses, the corporate sector accounts for $4,085.6 million in unrealized losses with an average price of 80 and an average credit rating of A-. Furthermore, unrealized losses include $1,345.0 million within the states and political subdivisions sector with an average price of 76 and an average credit rating of AA-; $471.2 million within the collateralized mortgage obligation security sector with an average price of 81 and an average credit rating of AA+; and $339.4 million within the CMBS sector with an average price of 90 and an average credit rating of AA-. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of September 30, 2026. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

	December 31, 2025
			Greater than or
	Less than twelve months		equal to twelve months		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$484.1	$11.0	$734.1	$257.1	$1,218.2	$268.1
Non-U.S. governments	12.8	0.3	310.9	54.3	323.7	54.6
States and political subdivisions	639.4	8.9	4,903.5	1,003.0	5,542.9	1,011.9
Corporate	1,889.9	95.7	19,474.6	2,970.8	21,364.5	3,066.5
Residential mortgage-backed pass-through securities	201.2	0.7	1,147.6	117.3	1,348.8	118.0
Commercial mortgage-backed securities	342.0	2.5	3,465.9	301.6	3,807.9	304.1
Collateralized debt obligations (2)	1,919.9	4.7	20.2	5.0	1,940.1	9.7
Other debt obligations	567.0	1.9	3,514.2	387.2	4,081.2	389.1
Total fixed maturities, available-for-sale	$6,056.3	$125.7	$33,571.0	$5,096.3	$39,627.3	$5,222.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of CLOs backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

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

	September 30, 2026	December 31, 2025

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(7,594.7)	$(4,081.8)
Net unrealized losses on derivative instruments	(103.3)	(40.0)
Adjustments for assumed changes in amortization patterns	6.8	4.2
Adjustments for assumed changes in policyholder liabilities	61.1	21.2
Net unrealized losses on other investments and noncontrolling interest adjustments	(60.7)	(58.3)
Provision for deferred income tax benefits	1,656.6	893.7
Net unrealized losses on available-for-sale securities and derivative instruments	$(6,034.2)	$(3,261.0)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Financing Receivables

Mortgage Loans

Mortgage loans consist of commercial and residential mortgage loans. Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our residential mortgage loan portfolio is composed of first lien mortgages concentrated in the United States. We had mortgage loans in our Chilean operations prior to third quarter 2026.

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

Direct Financing Leases

Prior to the third quarter 2026, our Chilean operations had direct financing leases. The Chilean operations entered into private placement contracts for commercial, industrial and office space properties whereby the real estate and/or building was purchased from the seller-lessee but then leased back to the seller-lessee. Ownership of the property was transferred to the lessee by the end of the lease term. Direct financing leases were reported as a component of other investments in the consolidated statements of financial position.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$883.6	$1,691.2	$1,123.4	$730.1	$942.7	$7,406.1	$12,777.1
BBB+ thru BBB-	284.8	152.3	199.5	24.9	51.2	1,056.4	1,769.1
BB+ thru BB-	99.0	98.1	79.5	44.3	60.2	145.5	526.6
B+ and below	—	—	—	8.9	—	272.0	280.9
Total	$1,267.4	$1,941.6	$1,402.4	$808.2	$1,054.1	$8,880.0	$15,353.7

Residential mortgage loans:
Performing	$1,253.1	$1,227.8	$280.4	$265.1	$890.1	$1,364.1	$5,280.6
Non-performing	—	0.5	—	6.4	5.3	9.5	21.7
Total excluding portfolio layer method basis adjustments	$1,253.1	$1,228.3	$280.4	$271.5	$895.4	$1,373.6	5,302.3
Unallocated portfolio layer method basis adjustment (1)							(19.9)
Total							$5,282.4

Other loans:
Performing	$—	$43.8	$17.7	$15.1	$—	$—	$76.6
Non-performing	—	3.2	3.3	1.1	—	—	7.6
Total	$—	$47.0	$21.0	$16.2	$—	$—	$84.2

Reinsurance recoverable and deposit receivable							$18,113.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $68.9 million, $0.0 million, $29.0 million and $1.1 million, respectively, as of September 30, 2026, and $65.2 million, $1.5 million, $20.0 million and $1.4 million, respectively, as of December 31, 2025.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Financing Receivables Credit Monitoring

Commercial Mortgage Loan Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan portfolios. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The models stress expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of an S&P Global (“S&P”) bond equivalent rating for domestic commercial mortgage loans. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downward with loans in the category “B+ and below” having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain investments with material changes in collateral value or occupancy and for investments on an internal “watch list”.

Commercial mortgage loans that require more frequent and detailed attention are identified and placed on an internal “watch list”. Among the criteria that may indicate a potential problem are significant negative changes in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests. Prior to third quarter 2026, a similar process was used to monitor and manage Chilean commercial mortgage loans and direct financing leases, which used a Feller rate equivalent for internal rating analysis.

Residential Mortgage Loan Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of potential impairment. We define non-performing domestic residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status. Prior to third quarter 2026, we defined non-performing residential first lien mortgages in the Chilean market as loans that had missed a specified number of coupon payments based on the nature of the loans and collection practices in that market.

Other Loans Credit Risk Profile Based on Performance Status

Our other loans are monitored based on performance of the loans. Monitoring on other loans increases when the loan is delinquent or earlier if there is an indication of potential impairment.

Non-Accrual Financing Receivables

Financing receivables are placed on non-accrual status if we have concern regarding the collectability of future payments or if a financing receivable has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans and direct financing leases or number of days past due and other circumstances for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal, against the valuation allowance or according to the contractual terms. When a financing receivable is placed on non-accrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Prior to third quarter 2026, financing receivables in the Chilean market were carried on accrual for a longer period of delinquency than domestic financing receivables, as assessment of collectability was based on the nature of the financing receivables and collection practices in that market.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The amortized cost of financing receivables on non-accrual status was as follows:

	September 30, 2026
			Amortized cost of
	Beginning	Ending amortized	nonaccrual assets
	amortized cost on	cost on nonaccrual	without a valuation
	nonaccrual status	status	allowance

	(in millions)
Commercial mortgage loans	$58.4	$149.6	$—
Residential mortgage loans	19.9	15.1	8.3
Other loans	6.4	7.6	7.6
Total	$84.7	$172.3	$15.9

	December 31, 2025
			Amortized cost of
	Beginning	Ending amortized	nonaccrual assets
	amortized cost on	cost on nonaccrual	without a valuation
	nonaccrual status	status	allowance

	(in millions)
Commercial mortgage loans	$70.5	$58.4	$—
Residential mortgage loans	15.6	19.9	7.0
Other loans	—	6.4	6.4
Total	$86.1	$84.7	$13.4

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(in millions)
Commercial mortgage loans	$1.2	$—	$1.7	$0.8
Residential mortgage loans	0.2	0.2	0.5	0.5
Total	$1.4	$0.2	$2.2	$1.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	September 30, 2026
							Amortized
			90 days or				cost 90 days
	30-59 days	60-89 days	more past	Total past			or more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$—	$—	$149.6	$149.6	$15,204.1	$15,353.7	$—
Residential mortgage loans (2)	21.8	2.8	15.0	39.6	5,262.7	5,302.3	6.6
Other loans	1.6	1.7	9.3	12.6	71.6	84.2	1.7
Total	$23.4	$4.5	$173.9	$201.8	$20,538.4	$20,740.2	$8.3

	December 31, 2025
							Amortized
			90 days or				cost 90 days
	30-59 days	60-89 days	more past	Total past			or more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$5.9	$1.4	$101.0	$108.3	$16,409.8	$16,518.1	$42.6
Direct financing leases	3.9	0.9	—	4.8	571.7	576.5	—
Residential mortgage loans (2)	64.8	20.3	26.3	111.4	4,586.5	4,697.9	12.1
Other loans	2.3	1.5	8.4	12.2	173.7	185.9	2.0
Total	$76.9	$24.1	$135.7	$236.7	$21,741.7	$21,978.4	$56.7
(1)	As of both September 30, 2026 and December 31, 2025, no reinsurance recoverables or deposit receivables were considered past due.
(2)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically.

For commercial and residential mortgage loans, management’s periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of the underlying collateral, composition of the portfolio, portfolio delinquency information, underwriting standards, peer group information, current and forecasted economic conditions, loss experience and other relevant factors. For reinsurance recoverables and deposit receivables, management’s periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks, adverse situations that may affect a reinsurer’s ability to repay, current and forecasted economic conditions, industry loss experience and other relevant factors.

Our commercial mortgage loans are pooled by risk rating level with an estimated loss ratio applied against each risk rating level. The loss ratio is generally based upon historical loss experience for each risk rating level as adjusted for certain current and forecasted environmental factors management believes to be relevant. Environmental factors are forecasted for two years or less with immediate reversion to historical experience. A commercial mortgage loan is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any domestic commercial mortgage loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal “watch list” or that currently is evaluated individually.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

We estimate expected credit losses for certain commercial mortgage loan commitments where we have a contractual obligation to extend credit. The expected credit losses are estimated based on the commercial mortgage loan valuation allowance process described previously, adjusted for probability of funding. The estimated expected credit losses for commercial mortgage loan commitments are reported in other liabilities on the consolidated statements of financial position. The change in the credit loss liability for commitments is included in net realized capital gains (losses) on the consolidated statements of operations. Once funded, expected credit losses for commercial mortgage loans are included within the commercial mortgage loan valuation allowance described previously.

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

Prior to third quarter 2026, we had a valuation allowance for commercial mortgage loans, direct financing leases and residential mortgage loans in the Chilean market that was determined as described above, considering collection practices in the Chilean market and the nature of the loan or lease. The allowance for direct financing leases was also adjusted for the residual value of the leased assets.

As discussed previously, commercial and residential mortgage loans are evaluated individually if the asset does not continue to share similar risk characteristics of a pool. When we determine a commercial or residential mortgage loan is probable of foreclosure, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value of the collateral reduced by the cost to sell or for certain residential mortgage loans, the present value of the loan’s expected future cash flows. For certain commercial mortgage loans where repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, we elect to establish a valuation allowance equal to the difference between the carrying amount of the mortgage loan and the estimated value of the real estate collateral, which may be reduced by the cost to sell. Estimated value may also be based on either the present value of the expected future cash flows discounted at the asset’s effective interest rate or the asset’s observable market price. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on financing receivables deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance is included in net realized capital gains (losses) on the consolidated statements of operations.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

A rollforward of our valuation allowance was as follows:

	For the three months ended September 30, 2026
	Commercial	Direct	Residential	Reinsurance
	mortgage loans	financing leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$169.4	$8.0	$14.7	$3.1	$195.2
Provision	25.3	0.2	4.5	0.1	30.1
Deconsolidated entities (1)	(1.1)	(8.1)	(1.8)	—	(11.0)
Foreign currency translation adjustment	—	(0.1)	—	—	(0.1)
Ending balance	$193.6	$—	$17.4	$3.2	$214.2

Accrued interest income written off to net investment income	$—	$—	$—	$—	$—

	For the three months ended September 30, 2025
	Commercial	Direct	Residential	Reinsurance
	mortgage loans	financing leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$196.1	$3.1	$14.5	$3.2	$216.9
Provision	8.5	4.5	4.2	0.1	17.3
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	0.1	—	—	—	0.1
Foreign currency translation adjustment	(0.1)	(0.1)	(0.1)	—	(0.3)
Ending balance	$204.6	$7.5	$18.4	$3.3	$233.8

Accrued interest income written off to net investment income	$—	$—	$—	$—	$—

	For the nine months ended September 30, 2026
	Commercial	Direct	Residential	Reinsurance
	mortgage loans	financing leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$187.4	$8.9	$16.6	$3.2	$216.1
Provision	37.5	(0.5)	2.6	—	39.6
Charge-offs	(30.2)	—	—	—	(30.2)
Deconsolidated entities (1)	(1.1)	(8.1)	(1.8)	—	(11.0)
Foreign currency translation adjustment	—	(0.3)	—	—	(0.3)
Ending balance	$193.6	$—	$17.4	$3.2	$214.2

Accrued interest income written off to net investment income	$0.5	$—	$—	$—	$0.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2025
	Commercial	Direct	Residential	Reinsurance
	mortgage loans	financing leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$188.6	$3.0	$7.3	$3.3	$202.2
Provision	16.7	4.4	6.6	—	27.7
Charge-offs	(1.3)	—	(0.3)	—	(1.6)
Recoveries	0.5	—	4.8	—	5.3
Foreign currency translation adjustment	0.1	0.1	—	—	0.2
Ending balance	$204.6	$7.5	$18.4	$3.3	$233.8

Accrued interest income written off to net investment income	$0.3	$—	$—	$—	$0.3
(1)	Relates to the disposition of our Chilean annuities business in third quarter 2026.

For both the three and nine months ended September 30, 2026 and 2025, no allowance was recorded for other loans.

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Commercial mortgage loans:
Purchased (1)	$141.2	$1.4	$265.8	$71.7
Sold (2)	—	0.1	356.6	109.3
Residential mortgage loans:
Purchased	716.7	376.7	1,601.5	1,027.6
Sold	12.1	11.1	22.6	20.9
(1)	2026 primarily includes loans purchased within the general account to align with diversification, risk-return and long-term asset-liability management objectives.
(2)	Includes $0.0 million and $300.6 million of mortgage loans that were previously held for sale within the funds withheld assets for the three and nine months ended September 30, 2026, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Commercial Mortgage Loans

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2026		December 31, 2025
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$388.5	2.5%	$440.8	2.7%
Middle Atlantic	4,593.6	29.9	4,402.6	26.6
East North Central	594.3	3.9	463.2	2.8
West North Central	274.0	1.8	284.4	1.7
South Atlantic	2,732.2	17.8	3,068.4	18.6
East South Central	291.2	1.9	366.4	2.2
West South Central	1,396.4	9.1	1,422.2	8.6
Mountain	1,290.4	8.4	1,217.9	7.4
Pacific	3,793.1	24.7	4,327.1	26.2
International	—	—	525.1	3.2
Total	$15,353.7	100.0%	$16,518.1	100.0%

Property type distribution
Office	$2,504.6	16.3%	$2,798.3	16.9%
Retail	1,484.1	9.7	1,580.0	9.6
Industrial	4,267.8	27.8	4,288.0	26.0
Apartments	6,406.8	41.7	6,976.9	42.2
Hotel	30.2	0.2	31.0	0.2
Mixed use/other	660.2	4.3	843.9	5.1
Total	$15,353.7	100.0%	$16,518.1	100.0%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Residential Mortgage Loans

Our residential mortgage loan portfolio is diversified by geographic region as follows:

	September 30, 2026		December 31, 2025
	Amortized	Percent of	Amortized	Percent of
	cost	total	cost	total

	($ in millions)
Geographic distribution
New England	$216.9	4.1%	$158.0	3.4%
Middle Atlantic	483.2	9.1	365.8	7.8
East North Central	284.7	5.4	212.6	4.5
West North Central	127.4	2.4	95.3	2.0
South Atlantic	1,160.1	21.9	834.0	17.8
East South Central	190.2	3.6	124.5	2.7
West South Central	605.9	11.4	459.1	9.8
Mountain	805.1	15.2	667.8	14.2
Pacific	1,428.8	26.9	1,349.4	28.6
International	—	—	431.4	9.2
Total (1)	$5,302.3	100.0%	$4,697.9	100.0%
(1)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

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

We did not have any significant mortgage loans that were modified for both the three and nine months ended September 30, 2026 and 2025.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Securities Posted as Collateral

As of September 30, 2026 and December 31, 2025, we posted $6,669.5 million and $6,587.5 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of September 30, 2026 and December 31, 2025, we posted $3,797.4 million and $3,610.4 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of September 30, 2026 and December 31, 2025, $534.1 million and $485.0 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements of financial
		position
	Gross amount of
	recognized	Financial
	assets (1)	instruments (2)	Collateral received	Net amount

	(in millions)
September 30, 2026
Derivative assets	$1,803.3	$(378.2)	$(1,423.0)	$2.1
Reverse repurchase agreements	23.5	—	(23.5)	—
Total	$1,826.8	$(378.2)	$(1,446.5)	$2.1

December 31, 2025
Derivative assets	$1,224.5	$(331.7)	$(881.6)	$11.2
Reverse repurchase agreements	57.5	—	(57.5)	—
Total	$1,282.0	$(331.7)	$(939.1)	$11.2
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements of financial
		position
	Gross amount of
	recognized	Financial
	liabilities (1)	instruments (2)	Collateral pledged	Net amount

	(in millions)
September 30, 2026
Derivative liabilities	$673.6	$(378.2)	$(284.6)	$10.8

December 31, 2025
Derivative liabilities	$552.0	$(331.7)	$(209.1)	$11.2
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2026 and December 31, 2025.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

We posted $493.6 million and $491.1 million in cash and securities under collateral arrangements as of September 30, 2026 and December 31, 2025, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2026 and December 31, 2025, was $664.7 million and $546.9 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $493.6 million and $491.1 million as of September 30, 2026 and December 31, 2025, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2026, we would be required to post up to an additional $113.1 million of collateral to our counterparties.

As of September 30, 2026 and December 31, 2025, we had received $1,323.0 million and $787.6 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	September 30, 2026	December 31, 2025

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$64,224.9	$60,267.1
Interest rate options	4,528.0	3,578.0
Interest rate futures	2,743.3	1,994.7
Interest rate forwards	1,837.0	1,687.0
Foreign exchange contracts:
Currency swaps	4,127.6	3,538.7
Currency forwards	928.4	914.6
Equity contracts:
Equity options	9,170.8	7,449.3
Equity futures	2,260.4	1,699.1
Equity total return swaps	858.5	499.6
Credit contracts:
Credit default swaps	702.9	531.0
Credit total return swaps	500.0	500.0
Other contracts:
Embedded derivatives	25,662.7	24,650.7
Total notional amounts at end of period	$117,544.5	$107,309.8

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate options	$16.1	$4.0
Interest rate swaps	4.7	13.2
Interest rate forwards	—	1.1
Foreign exchange contracts:
Currency swaps	152.1	190.0
Currency forwards	31.6	30.0
Equity contracts:
Equity options	1,575.6	971.5
Total return swaps	14.9	—
Credit contracts:
Total return swaps	16.5	18.8
Credit default swaps	3.2	3.4
Total gross credit exposure	1,814.7	1,232.0
Less: collateral received	1,473.2	923.7
Net credit exposure	$341.5	$308.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.1	$—	$103.6	$69.8
Foreign exchange contracts	146.3	144.6	127.4	138.8
Total derivatives designated as hedging instruments	$146.4	$144.6	$231.0	$208.6

Derivatives not designated as hedging instruments
Interest rate contracts	$19.5	$16.9	$239.8	$136.0
Foreign exchange contracts	31.7	70.3	12.7	9.4
Equity contracts	1,587.2	971.5	182.1	191.6
Credit contracts	18.5	21.2	8.2	6.4
Other contracts	—	—	(1,092.0)	(1,223.2)
Total derivatives not designated as hedging instruments	1,656.9	1,079.9	(649.2)	(879.8)

Total derivative instruments	$1,803.3	$1,224.5	$(418.2)	$(671.2)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $2,432.6 million and $1,410.2 million as of September 30, 2026 and December 31, 2025, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(3,524.6) million and $(2,633.4) million as of September 30, 2026 and December 31, 2025, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of September 30, 2026 and December 31, 2025, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The following tables show our derivative protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2026
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
AA	$207.6	$1.2	$207.6	7.5
A	219.3	(4.0)	219.3	6.5
BBB	190.0	1.0	190.0	3.5
Total single name credit default swaps	616.9	(1.8)	616.9	5.9

Single name total return swaps
Government/municipalities
AAA	40.0	0.9	40.0	28.8
AA	195.0	2.1	195.0	19.7
A	210.0	8.6	210.0	20.9
BBB	55.0	1.6	55.0	14.5
Total single name total return swaps	500.0	13.2	500.0	20.4

Total credit derivatives sold	$1,116.9	$11.4	$1,116.9	12.4

	December 31, 2025
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
AA	$96.7	$1.0	$96.7	6.4
A	219.3	(3.2)	219.3	7.2
BBB	130.0	2.3	130.0	1.5
Total single name credit default swaps	446.0	0.1	446.0	5.3

Single name total return swaps
Government/municipalities
AAA	40.0	1.2	40.0	29.6
AA	195.0	3.5	195.0	20.5
A	210.0	9.5	210.0	21.6
BBB	55.0	1.8	55.0	15.3
Total single name total return swaps	500.0	16.0	500.0	21.1

Total credit derivatives sold	$946.0	$16.1	$946.0	13.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

			Cumulative amount of fair value
			hedging basis adjustment increase/
Line item in the consolidated statements			(decrease) included in the carrying
of financial position in which the	Carrying amount of hedged item		amount of the hedged item
hedged item is included	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,628.0	$2,741.8	$(59.7)	$(15.8)
Discontinued hedging relationships	415.3	782.9	(4.0)	(6.2)
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$4,043.3	$3,524.7	$(63.7)	$(22.0)

Mortgage loans (2):
Active hedging relationships	$2,070.9	$1,471.5	$(19.8)	$(3.6)
Discontinued hedging relationships	285.2	345.0	1.0	1.2
Total mortgage loans in active or discontinued hedging relationships	$2,356.1	$1,816.5	$(18.8)	$(2.4)

Investment contracts:
Active hedging relationships	$5,051.1	$3,743.8	$101.2	$35.4
Total investment contracts in active or discontinued hedging relationships	$5,051.1	$3,743.8	$101.2	$35.4
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,097.5 million and $2,303.5 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(44.0) million and $(16.9) million, respectively, and the amount of the designated hedged items were $1,144.0 million and $970.0 million, respectively.
(2)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $2,070.9 million and $1,471.5 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(19.9) million and $(3.7) million, respectively, and the amount of the designated hedged items were $292.5 million and $220.0 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness were $0.4 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively, and $(0.3) million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 0.4 years. As of September 30, 2026, we had $60.9 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the nine months ended
Derivatives in cash		September 30,		September 30,
flow hedging relationships	Related hedged item	2026	2025	2026	2025

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(46.5)	$10.5	$(60.9)	$21.0
Foreign exchange contracts	Fixed maturities, available-for-sale	(58.8)	74.8	(2.4)	(123.8)
Total		$(105.3)	$85.3	$(63.3)	$(102.8)

We expect to reclassify net gains of $26.8 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	For the three months ended September 30, 2026
	Net investment
	income related to	Net realized capital
	hedges of fixed	gains (losses) related	Benefits, claims and
	maturities, available-	to hedges of fixed	settlement expenses
	for-sale and	maturities, available-	related to hedges of
	mortgage loans	for-sale	investment contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,160.8	$(387.6)	$2,318.7

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$(35.1)	$—	$71.7
Gain (loss) recognized on derivatives	36.8	—	(76.0)
Amortization of hedged item basis adjustments	0.7	—	—
Amounts related to periodic settlements on derivatives	5.0	—	—

Foreign exchange contracts:
Loss recognized on hedged item	—	(7.9)	—
Gain recognized on derivatives	—	7.9	—
Amounts related to periodic settlements on derivatives	0.8	—	—
Total gain (loss) recognized for fair value hedging relationships	$8.2	$—	$(4.3)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Loss reclassified from AOCI on derivatives	$—	$—	$(0.1)
Amounts related to periodic settlements on derivatives	(0.2)	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.2	—
Amounts related to periodic settlements on derivatives	10.4	—	—
Total gain (loss) recognized for cash flow hedging relationships	$10.2	$0.2	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the three months ended September 30, 2025
	Net investment
	income related to	Net realized capital
	hedges of fixed	gains (losses) related	Benefits, claims and
	maturities, available-	to hedges of fixed	settlement expenses
	for-sale and	maturities, available-	related to hedges of
	mortgage loans	for-sale	investment contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,200.5	$85.7	$1,964.1

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$7.0	$—	$6.6
Loss recognized on derivatives	(7.2)	—	(3.1)
Amortization of hedged item basis adjustments	0.9	—	—
Amounts related to periodic settlements on derivatives	9.0	—	(5.6)

Foreign exchange contracts:
Gain recognized on hedged item	—	0.2	—
Loss recognized on derivatives	—	(0.2)	—
Amounts related to periodic settlements on derivatives	0.8	—	—
Total gain (loss) recognized for fair value hedging relationships	$10.5	$—	$(2.1)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$0.6	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—
Amounts related to periodic settlements on derivatives	(0.1)	—	—

Foreign exchange contracts:
Loss reclassified from AOCI on derivatives	—	(0.2)	—
Amounts related to periodic settlements on derivatives	8.2	—	—
Total gain (loss) recognized for cash flow hedging relationships	$8.7	$(0.1)	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2026
	Net investment
	income related to	Net realized capital	Benefits, claims and
	hedges of fixed	gains (losses)	settlement expenses
	maturities,	related to hedges of	related to hedges of
	available-for-sale	fixed maturities,	investment
	and mortgage loans	available-for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,661.6	$(400.0)	$5,921.9

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$(45.8)	$—	$136.6
Gain (loss) recognized on derivatives	46.9	—	(138.6)
Amortization of hedged item basis adjustments	3.0	—	—
Amounts related to periodic settlements on derivatives	15.9	—	0.6

Foreign exchange contracts:
Loss recognized on hedged item	—	(15.4)	—
Gain recognized on derivatives	—	15.4	—
Amounts related to periodic settlements on derivatives	2.3	—	—
Total gain (loss) recognized for fair value hedging relationships	$22.3	$—	$(1.4)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Loss reclassified from AOCI on derivatives	$—	$—	$(0.2)
Amounts related to periodic settlements on derivatives	(0.5)	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.1	—
Amounts related to periodic settlements on derivatives	27.8	—	—
Total gain (loss) recognized for cash flow hedging relationships	$27.3	$0.1	$(0.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2025
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2026	2025	2026	2025

	(in millions)
Foreign exchange contracts	$—	$—	$(5.8)	$—
Total	$—	$—	$(5.8)	$—

			Amount of loss
	Amount of loss recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the nine months ended		for the nine months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2026	2025	2026	2025

	(in millions)
Foreign exchange contracts	$(0.1)	$(3.6)	$(6.0)	$—
Total	$(0.1)	$(3.6)	$(6.0)	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized
	net income on derivatives for the		in net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2026	2025	2026	2025

	(in millions)
Interest rate contracts	$15.8	$(13.6)	$18.6	$(200.2)
Foreign exchange contracts	7.0	(24.7)	20.5	(8.7)
Equity contracts	57.4	217.5	536.1	239.8
Credit contracts	(6.5)	19.1	1.8	(9.0)
Other contracts (1)	528.1	(631.1)	(131.2)	(1,105.7)
Total	$601.8	$(432.8)	$445.8	$(1,083.8)
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

DAC amortization expense of $103.1 million and $103.4 million for the three months ended September 30, 2026 and 2025, and $303.6 million and $300.6 million for the nine months ended September 30, 2026 and 2025, respectively, related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	September 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$534.0	$528.9
Individual variable annuities	415.8	385.3
Pension risk transfer	26.6	24.8
Individual fixed deferred annuities	54.8	66.9
Investment only	12.5	10.6
Total Retirement and Income Solutions	1,043.7	1,016.5
Benefits and Protection:
Specialty Benefits:
Individual disability	731.3	714.8
Life Insurance:
Universal life	1,506.3	1,514.3
Term life	728.0	723.5
Participating life	66.3	71.0
Total Benefits and Protection	3,031.9	3,023.6
Short-duration contracts	36.6	30.2
Other balances (1)	—	1.3
Total DAC per consolidated statements of financial position	$4,112.2	$4,071.6
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace
	savings and	Individual		Individual
	retirement	variable	Pension risk	fixed deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2025	$515.5	$323.4	$21.1	$84.2	$13.0
Costs deferred	50.9	96.9	5.0	—	2.6
Amortized to expense	(37.5)	(35.0)	(1.3)	(17.3)	(5.0)
Balances as of December 31, 2025	528.9	385.3	24.8	66.9	10.6
Costs deferred	33.8	61.9	2.9	—	5.7
Amortized to expense	(28.7)	(31.4)	(1.1)	(12.1)	(3.8)
Balances as of September 30, 2026	$534.0	$415.8	$26.6	$54.8	$12.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2025	$696.9	$1,527.7	$710.8	$77.8
Costs deferred	71.9	81.2	75.6	1.2
Amortized to expense	(54.0)	(94.6)	(62.9)	(8.0)
Balances as of December 31, 2025	714.8	1,514.3	723.5	71.0
Costs deferred	58.1	62.7	52.9	0.9
Amortized to expense	(41.6)	(70.7)	(48.4)	(5.6)
Balances as of September 30, 2026	$731.3	$1,506.3	$728.0	$66.3

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

	September 30, 2026	December 31, 2025

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$549.9	$532.9
Total unearned revenue liability	$549.9	$532.9

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	(in millions)
Balance at beginning of period	$532.9	$510.1
Deferrals	42.9	56.0
Revenue recognized	(25.9)	(33.2)
Balance at end of period	549.9	532.9
Reinsurance impact	(211.1)	(215.6)
Balance at end of period after reinsurance	$338.8	$317.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

As of September 30, 2026 and December 31, 2025, the separate accounts included a separate account valued at $95.3 million and $81.7 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	September 30, 2026	December 31, 2025

	(in millions)
Fixed maturities:
U.S. government and agencies	$10,145.5	$10,027.9
Non-U.S. governments	8,249.3	9,122.1
States and political subdivisions	128.5	162.3
Corporate	12,152.4	13,404.2
Residential mortgage-backed pass-through securities	3,361.7	3,484.1
Commercial mortgage-backed securities	276.4	261.2
Other debt obligations	390.6	408.0
Total fixed maturities	34,704.4	36,869.8
Equity securities	148,382.4	141,251.0
Real estate	449.1	445.9
Other investments	7,376.8	8,848.3
Cash and cash equivalents	3,008.0	5,135.4
Other assets	895.5	1,072.2
Total separate account assets per consolidated statements of financial position	$194,816.2	$193,622.6

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	September 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$139,372.4	$136,674.3
Individual variable annuities	6,603.8	7,364.9
Total Retirement and Income Solutions	145,976.2	144,039.2
Principal Asset Management – International Pension:
Latin America:
Pension	40,182.8	41,450.5
Benefits and Protection - Life Insurance:
Universal life	8,329.2	7,807.9
Other balances (1)	328.0	325.0
Total separate account liabilities per consolidated statements of financial position	$194,816.2	$193,622.6
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the nine months ended		For the year ended
	September 30, 2026		December 31, 2025
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$136,674.3	$7,364.9	$125,103.1	$8,334.9
Premiums and deposits (1)	13,894.2	97.8	15,458.7	157.1
Policy charges	(255.5)	(111.5)	(344.1)	(166.6)
Surrenders, withdrawals and benefit payments (1)	(17,653.1)	(1,149.1)	(17,649.8)	(1,790.0)
Investment performance	9,342.8	404.1	15,664.0	850.5
Net transfers (to) from general account (1)	(1,987.7)	(2.4)	(1,433.1)	(21.0)
Other (2)	(642.6)	—	(124.5)	—
Balance at end of period	$139,372.4	$6,603.8	$136,674.3	$7,364.9

Cash surrender value (3)	$138,901.6	$6,519.5	$135,606.1	$7,265.2
(1)	Within the policyholder account balances rollforwards in Note 8, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – International Pension

The balances and the changes in separate account liabilities for Latin America – Pension were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	(in millions)
Balance at beginning of period	$41,450.5	$32,802.2
Premiums and deposits	3,352.4	3,546.2
Policy charges	(15.5)	(17.7)
Surrenders, withdrawals and benefit payments	(3,300.1)	(3,962.7)
Investment performance	2,033.1	5,392.1
Other	(33.7)	2.7
Foreign currency translation adjustment	(3,303.9)	3,687.7
Balance at end of period	$40,182.8	$41,450.5

Cash surrender value	$40,182.8	$41,450.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	(in millions)
Balance at beginning of period	$7,807.9	$6,806.7
Premiums and deposits (1)	422.8	572.7
Policy charges	(104.9)	(135.4)
Surrenders, withdrawals and benefit payments (1)	(355.0)	(374.4)
Investment performance	536.8	938.5
Net transfers (to) from general account (1)	21.6	(0.2)
Balance at end of period	$8,329.2	$7,807.9

Cash surrender value (2)	$8,406.7	$7,873.6
(1)	Within the policyholder account balances rollforwards in Note 8, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

8. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	September 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$17,248.5	$15,808.1
Individual variable annuities	6,232.9	4,273.0
Individual fixed deferred annuities	3,215.1	3,728.0
Total Retirement and Income Solutions	26,696.5	23,809.1
Benefits and Protection – Life Insurance:
Universal life	6,592.7	6,867.5
Corporate:
Inter-segment eliminations	(330.2)	(358.5)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	32,959.0	30,318.1

Reconciling items:
Investment contracts without significant fee revenue (1)	14,384.4	14,662.7
Other balances (2)	403.4	399.5
Total contractholder funds per consolidated statements of financial position	$47,746.8	$45,380.3
(1)	Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.
(2)	Includes insignificant balances for long-duration contracts and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Policyholder Account Balances

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the nine months ended September 30, 2026			For the year ended December 31, 2025
	Workplace		Individual	Workplace		Individual
	savings and	Individual	fixed	savings and	Individual	fixed
	retirement	variable	deferred	retirement	variable	deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$15,808.1	$4,273.0	$3,728.0	$13,982.8	$1,906.7	$4,460.7
Premiums and deposits	4,656.8	1,404.5	21.7	5,734.4	2,296.3	24.8
Policy charges	(25.9)	—	—	(36.7)	—	—
Surrenders, withdrawals and benefit payments	(2,658.7)	(1,268.7)	(609.7)	(4,206.8)	(1,927.4)	(878.5)
Net transfers (to) from separate account (2)	(987.5)	1,053.7	—	(162.1)	1,653.9	—
Interest credited	481.3	99.3	74.0	522.5	82.7	121.9
Change in fair value of embedded derivative	—	658.4	5.8	—	236.6	5.9
Other	(25.6)	12.7	(4.7)	(26.0)	24.2	(6.8)
Balance at end of period	$17,248.5	$6,232.9	$3,215.1	$15,808.1	$4,273.0	$3,728.0

Weighted-average crediting rate (3)	4.05%	3.29%	3.18%	3.87%	3.37%	3.16%
Cash surrender value (4)	$15,660.2	$5,733.3	$3,048.4	$14,606.4	$4,123.4	$3,525.6
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)	Within the separate account liabilities rollforwards in Note 7, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(3)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. The cash surrender value for RILA products also includes an equity and bond adjustment that may result in cash surrender value being greater than account balance.

The net amount at risk for policyholder account balances for Individual variable annuities is equal to the MRB net amount at risk, as reported in Note 10, Market Risk Benefits. Workplace savings and retirement solutions and Individual fixed deferred annuities do not have guarantees that provide for benefits in excess of the current policyholder account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	($ in millions)
Balance at beginning of period	$6,867.5	$6,953.7
Premiums and deposits	982.6	1,305.7
Policy charges	(664.4)	(886.0)
Surrenders, withdrawals and benefit payments	(698.5)	(587.7)
Net transfers from (to) separate account (1)	(89.4)	(198.1)
Interest credited	218.0	304.2
Change in fair value of embedded derivative	14.4	17.3
Other	(37.5)	(41.6)
Balance at end of period	6,592.7	6,867.5
Reinsurance impact	(2,902.4)	(3,045.1)
Balance at end of period after reinsurance	$3,690.3	$3,822.4

Weighted-average crediting rate (2)	4.19%	4.11%
Net amount at risk (3)	$85,508.6	$86,094.5
Cash surrender value (4)	$5,812.6	$6,045.7
(1)	Within the separate account liabilities rollforwards in Note 7, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	September 30, 2026
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$—	$—	$—
1.01% - 2.00%	—	—	2,426.9	664.1	—	3,091.0
2.01% - 3.00%	113.8	23.9	111.5	2,681.8	8,081.3	11,012.3
3.01% - 4.00%	7.2	—	—	—	—	7.2
4.01% and above	10.3	—	—	—	—	10.3
Subtotal	131.3	23.9	2,538.4	3,345.9	8,081.3	14,120.8
No GMIR						3,127.7
Total						$17,248.5

Individual variable annuities
Up to 1.00%	$13.8	$—	$—	$—	$—	$13.8
1.01% - 2.00%	3.3	—	—	—	—	3.3
2.01% - 3.00%	176.1	—	—	—	—	176.1
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	193.2	—	—	—	—	193.2
No GMIR						6,039.7
Total						$6,232.9

Individual fixed deferred annuities
Up to 1.00%	$137.7	$7.7	$10.9	$27.6	$831.2	$1,015.1
1.01% - 2.00%	58.2	—	0.2	2.3	8.2	68.9
2.01% - 3.00%	1,886.0	—	—	—	—	1,886.0
3.01% - 4.00%	126.1	—	—	—	—	126.1
4.01% and above	—	—	—	—	—	—
Subtotal	2,208.0	7.7	11.1	29.9	839.4	3,096.1
No GMIR						119.0
Total						$3,215.1

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$—	$—	$14.4	$39.1	$53.5
1.01% - 2.00%	216.8	—	332.2	640.9	489.0	1,678.9
2.01% - 3.00%	724.6	348.1	661.1	406.0	0.2	2,140.0
3.01% - 4.00%	1,318.9	69.6	91.6	24.4	1.9	1,506.4
4.01% and above	18.3	27.7	1.7	1.3	—	49.0
Subtotal	2,278.6	445.4	1,086.6	1,087.0	530.2	5,427.8
No GMIR						1,164.9
Total						$6,592.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	September 30, 2026	December 31, 2025

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$26,068.4	$27,349.3
Individual fixed income annuities	3,913.3	4,367.4
Total Retirement and Income Solutions	29,981.7	31,716.7
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (2)	—	4,600.5
Benefits and Protection:
Specialty Benefits:
Individual disability	1,856.5	1,994.2
Life Insurance:
Term life	1,523.3	1,515.7
Total Benefits and Protection	3,379.8	3,509.9
Corporate:
Long-term care insurance	142.1	166.7
Total liability for future policy benefits	33,503.6	39,993.8

Additional liability for certain benefit features by segment (3):
Benefits and Protection – Life Insurance:
Universal life	7,029.3	6,604.8
Total additional liability for certain benefit features	7,029.3	6,604.8

Reconciling items:
Participating contracts	2,695.6	2,784.3
Short-duration contracts	1,139.1	1,205.2
Cost of reinsurance liability	939.7	971.4
Reinsurance recoverable liability	19.0	23.5
Other (4)	75.4	166.7
Future policy benefits and claims per consolidated statements of financial position	$45,401.7	$51,749.7
(1)	Amounts include the deferred profit liability.
(2)	The business was sold in third quarter 2026.
(3)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(4)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the nine months ended September 30,
	2026	2025

	(in millions)
Balance at beginning of period	$1,342.4	$1,379.9
Less: reinsurance recoverable	62.6	61.2
Net balance at beginning of period	1,279.8	1,318.7
Balance of operations acquired	7.2	—
Incurred:
Current year	1,379.6	1,368.5
Prior years	(112.6)	(101.9)
Total incurred	1,267.0	1,266.6
Payments:
Current year	1,007.5	984.3
Prior years	304.9	317.7
Total payments	1,312.4	1,302.0
Net balance at end of period	1,241.6	1,283.3
Plus: reinsurance recoverable	60.2	61.1
Balance at end of period	$1,301.8	$1,344.4

Incurred liability adjustments relating to prior years, which affected current operations during 2026 and 2025, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Retirement and Income Solutions:
Pension risk transfer (2)	$888.5	$560.0	$1,541.9	$1,810.1
Individual fixed income annuities	4.0	9.1	16.0	23.2
Total Retirement and Income Solutions	892.5	569.1	1,557.9	1,833.3
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (3)	—	0.5	—	6.4
Benefits and Protection:
Specialty Benefits:
Individual disability	170.4	169.0	496.3	489.4
Life Insurance:
Universal life	176.0	182.1	536.6	536.3
Term life	178.9	176.9	531.3	520.9
Total Benefits and Protection	525.3	528.0	1,564.2	1,546.6
Corporate:
Long-term care insurance	1.2	1.2	4.0	4.1
Total per consolidated statements of operations	$1,419.0	$1,098.8	$3,126.1	$3,390.4
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance – Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.
(2)	Since premium received from pension risk transfer products is generally in the form of single payments, the level of premiums can fluctuate depending on the number of large-scale annuity sales in a particular quarter.
(3)	The business was sold in third quarter 2026.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	Interest accretion (1)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$327.6	$310.8	$978.2	$919.4
Individual fixed income annuities	46.3	49.0	140.9	148.9
Total Retirement and Income Solutions	373.9	359.8	1,119.1	1,068.3
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (2)	32.4	60.9	228.7	228.1
Benefits and Protection:
Specialty Benefits:
Individual disability	27.8	26.4	81.8	78.4
Life Insurance:
Universal life	77.6	71.2	227.9	209.5
Term life	19.1	17.3	55.5	48.9
Total Benefits and Protection	124.5	114.9	365.2	336.8
Corporate:
Long-term care insurance	2.2	2.4	6.9	7.1
Total per consolidated statements of operations	$533.0	$538.0	$1,719.9	$1,640.3

(1)Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.

(2)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion. The business was sold in third quarter 2026.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

For our individual fixed income annuities in Latin America that were sold in third quarter 2026, the discount rate methodology was designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies were denominated. For discount rate tenors where upper-medium grade fixed-income instrument yields based on international rating standards were not liquid or limited observable market data was available, estimation techniques were used to determine a curve in the appropriate currency.

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the nine months ended		For the year ended
	September 30, 2026		December 31, 2025
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$27,349.3	$4,367.4	$24,958.1	$4,504.6
Effect of changes in discount rate assumptions at beginning of period	1,294.3	297.6	1,938.8	420.4
Balance at beginning of period at original discount rate	28,643.6	4,665.0	26,896.9	4,925.0
Effect of actual variances from expected experience	2.2	2.4	(17.9)	2.3
Adjusted beginning of period balance at original discount rate	28,645.8	4,667.4	26,879.0	4,927.3
Interest accrual	978.2	140.9	1,234.2	197.2
Benefit payments	(1,929.5)	(360.5)	(2,442.8)	(490.0)
Issuances	1,547.9	15.8	2,973.2	30.5
Balance at end of period at original discount rate	29,242.4	4,463.6	28,643.6	4,665.0
Effect of changes in discount rate assumptions at end of period	(3,174.0)	(550.3)	(1,294.3)	(297.6)
Future policy benefits	26,068.4	3,913.3	27,349.3	4,367.4
Reinsurance impact	—	(3,854.7)	—	(4,310.3)
Future policy benefits after reinsurance	$26,068.4	$58.6	$27,349.3	$57.1

Weighted-average duration for future policy benefits (years) (1)	7.6	6.7	7.9	7.1
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Principal Asset Management – International Pension

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$4,600.5	$4,126.9
Effect of changes in discount rate assumptions at beginning of period	(493.5)	(368.4)
Balance at beginning of period at original discount rate	4,107.0	3,758.5
Effect of actual variances from expected experience	0.7	(0.4)
Adjusted beginning of period balance at original discount rate	4,107.7	3,758.1
Interest accrual (1)	228.7	293.1
Benefit payments	(241.0)	(335.6)
Derecognition (2)	(3,954.5)	—
Issuances	—	6.4
Foreign currency translation adjustment	(140.9)	385.0
Balance at end of period at original discount rate	—	4,107.0
Effect of changes in discount rate assumptions at end of period	—	493.5
Future policy benefits	$—	$4,600.5

Weighted-average duration for future policy benefits (years) (3)	—	9.6
(1)	Includes inflation adjustments.
(2)	Relates to the sale of this business in third quarter 2026.
(3)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the nine months ended		For the year ended
	September 30, 2026		December 31, 2025
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,740.8	$4,392.2	$2,680.6	$4,107.2
Effect of changes in discount rate assumptions at beginning of period	349.8	198.4	436.4	290.1
Balance at beginning of period at original discount rate	3,090.6	4,590.6	3,117.0	4,397.3
Effect of changes in cash flow assumptions	25.8	47.6	(22.5)	163.2
Effect of actual variances from expected experience	104.3	(29.8)	114.8	11.7
Adjusted beginning of period balance at original discount rate	3,220.7	4,608.4	3,209.3	4,572.2
Interest accrual	82.6	161.6	108.8	208.7
Net premiums collected	(227.6)	(323.3)	(298.0)	(418.8)
Issuances	51.2	157.2	70.5	228.5
Balance at end of period at original discount rate	3,126.9	4,603.9	3,090.6	4,590.6
Effect of changes in discount rate assumptions at end of period	(540.1)	(529.5)	(349.8)	(198.4)
Balance at end of period	$2,586.8	$4,074.4	$2,740.8	$4,392.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,735.0	$5,907.9	$4,509.6	$5,355.2
Effect of changes in discount rate assumptions at beginning of period	1,191.3	215.7	1,302.8	366.0
Balance at beginning of period at original discount rate	5,926.3	6,123.6	5,812.4	5,721.2
Effect of changes in cash flow assumptions	49.7	63.8	(42.6)	240.4
Effect of actual variances from expected experience	111.1	(51.1)	107.9	4.1
Adjusted beginning of period balance at original discount rate	6,087.1	6,136.3	5,877.7	5,965.7
Interest accrual	164.4	217.1	213.8	275.3
Benefit payments	(182.6)	(251.2)	(234.1)	(359.7)
Issuances	49.5	166.5	68.9	242.3
Balance at end of period at original discount rate	6,118.4	6,268.7	5,926.3	6,123.6
Effect of changes in discount rate assumptions at end of period	(1,675.1)	(671.0)	(1,191.3)	(215.7)
Balance at end of period	$4,443.3	$5,597.7	$4,735.0	$5,907.9

Future policy benefits (1)	$1,856.5	$1,523.3	$1,994.2	$1,515.7
Reinsurance impact	(405.7)	(4.9)	(430.0)	9.8
Future policy benefits after reinsurance	$1,450.8	$1,518.4	$1,564.2	$1,525.5

Weighted-average duration for future policy benefits (years) (2)	16.6	7.0	17.2	7.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

We updated our actuarial assumptions during the third quarter of 2026, resulting in a $23.9 million increase in the LFPB and a $13.1 million decrease to income before taxes, net of reinsurance, for Individual disability. This was primarily due to updates to morbidity assumptions. The updates also resulted in a $16.2 million increase in the LFPB and a $13.2 million decrease to income before taxes, net of reinsurance, for Term life. This was primarily due to updates to lapse assumptions and a refinement of how we model mortality improvement.

We updated our actuarial assumptions during the third quarter of 2025, resulting in a $20.1 million decrease in the LFPB and a $16.2 million increase to income before taxes, net of reinsurance, for Individual disability. This was primarily due to updates to morbidity assumptions. The updates also resulted in a $77.2 million increase in the LFPB and a $63.0 million decrease to income before taxes, net of reinsurance, for Term life. This was primarily due to updates to lapse and mortality assumptions.

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of September 30, 2026 or December 31, 2025.

The balances and the changes in the additional liability for certain benefit features for Life Insurance - Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	($ in millions)
Balance at beginning of period	$6,604.8	$6,037.2
Effect of changes in cash flow assumptions	25.0	6.8
Effect of actual variances from expected experience	45.7	18.5
Interest accrual	227.9	282.4
Net assessments collected	321.6	430.6
Benefit payments	(195.7)	(170.7)
Balance at end of period	7,029.3	6,604.8
Reinsurance impact	(7,019.4)	(6,593.6)
Balance at end of period after reinsurance	$9.9	$11.2

Weighted-average duration for additional liability (years) (1)	20.4	21.6
(1)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

We updated our actuarial assumptions during the third quarter of 2026, resulting in a $25.0 million increase in the additional liability for certain benefit features primarily due to premium persistency assumptions related to ULSG products, resulting in a $1.5 million decrease in income before taxes, net of reinsurance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$32.4	$30.8
Effect of changes in discount rate assumptions at beginning of period	(2.0)	(1.3)
Balance at beginning of period at original discount rate	30.4	29.5
Effect of changes in cash flow assumptions	(2.3)	3.3
Effect of actual variances from expected experience	(0.4)	0.3
Adjusted beginning of period balance at original discount rate	27.7	33.1
Interest accrual	1.2	1.8
Net premiums collected	(3.5)	(4.5)
Balance at end of period at original discount rate	25.4	30.4
Effect of changes in discount rate assumptions at end of period	—	2.0
Balance at end of period	$25.4	$32.4

Present value of expected future policy benefit payments
Balance at beginning of period	$199.1	$195.6
Effect of changes in discount rate assumptions at beginning of period	(12.7)	(8.8)
Balance at beginning of period at original discount rate	186.4	186.8
Effect of changes in cash flow assumptions	(12.3)	1.3
Effect of actual variances from expected experience	0.7	3.4
Adjusted beginning of period balance at original discount rate	174.8	191.5
Interest accrual	8.1	11.2
Benefit payments	(12.2)	(16.3)
Balance at end of period at original discount rate	170.7	186.4
Effect of changes in discount rate assumptions at end of period	(3.2)	12.7
Balance at end of period	$167.5	$199.1

Future policy benefits (1)	$142.1	$166.7
Reinsurance impact	(142.1)	(166.7)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	8.8	9.7
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	September 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$44,132.8	$42,601.7

Individual fixed income annuities
Expected undiscounted future benefit payments	$5,915.7	$6,221.3

Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (1)
Expected undiscounted future benefit payments	$—	$5,945.8

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,297.7	$5,683.8
Expected undiscounted future gross premiums	$8,764.3	$8,763.7
Expected undiscounted future benefit payments	$10,246.3	$9,951.7

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,474.1	$6,929.2
Expected undiscounted future gross premiums	$12,133.1	$11,960.4
Expected undiscounted future benefit payments	$9,852.2	$9,653.9

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$31.8	$37.4
Expected undiscounted future gross premiums	$47.7	$52.7
Expected undiscounted future benefit payments	$322.7	$363.1
(1)	The business was sold in third quarter 2026.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	Interest accretion rate		Current discount rate
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Retirement and Income Solutions:
Pension risk transfer	4.77%	4.70%	6.33%	5.28%
Individual fixed income annuities	4.22%	4.22%	6.25%	5.16%
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (1)	—%	4.19%	—%	2.78%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.81%	3.84%	6.43%	5.43%
Life Insurance:
Universal life	4.74%	4.74%	See note (2)	See note (2)
Term life	4.81%	4.81%	6.10%	4.91%
Corporate:
Long-term care insurance	6.16%	6.16%	6.36%	5.36%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency. The business was sold in third quarter 2026.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	September 30, 2026			December 31, 2025
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$239.2	$48.9	$190.3	$197.1	$66.9	$130.2
Total MRB per consolidated statements of financial position	$239.2	$48.9	$190.3	$197.1	$66.9	$130.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	($ in millions)
Balance at beginning of period	$130.2	$137.4
Effect of changes in nonperformance risk at beginning of period	17.0	19.0
Adjusted balance at beginning of period	147.2	156.4
Effect of:
Interest accrual and expected policyholder behavior	(60.6)	(62.8)
Benefit payments	0.5	—
Changes in interest rates	86.0	13.0
Changes in equity markets	41.8	53.1
Changes in equity index volatility	(10.4)	(8.3)
Actual policyholder behavior different from expected behavior	(2.2)	(3.9)
Changes in future expected policyholder behavior	(3.2)	—
Changes in other future expected assumptions	—	(0.3)
Adjusted balance at end of period	199.1	147.2
Effect of changes in nonperformance risk at end of period	(8.8)	(17.0)
Balance at end of period	$190.3	$130.2

Weighted-average attained age of policyholders (years) (1)	66.9	67.0
Net amount at risk (2)	$32.2	$29.3
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders is defined as the current GMDB amount in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. We had an increase in the net amount at risk in 2026 primarily as a result of decreases in small and mid-cap equity markets.

Significant changes to inputs that impacted the change in the MRB fair value measurement shown above were as follows:

	For the nine months ended		For the year ended
	September 30, 2026		December 31, 2025
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Increased	Favorable
Equity market volatilities	Increased	Unfavorable	Increased	Unfavorable
Own nonperformance risk	Increased	Favorable	Increased	Favorable

The change in input increase or decrease is based on the corresponding weighted-average values. The associated change in the MRB asset (liability) fair value measurement might be non-intuitive if the range of inputs moved differently than the weighted average. See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	September 30, 2026				December 31, 2025
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	5.64	-	5.68%	5.66%	4.80	-	4.84%	4.82%
Long-term equity market volatility	17.70	-	41.03%	22.79%	17.80	-	38.80%	21.94%
Nonperformance risk	0.51	-	1.13%	0.97%	0.49	-	1.12%	0.95%
Lapse rate	0.90	-	77.00%	7.15%	0.90	-	55.00%	6.51%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of September 30, 2026, and December 31, 2025, we had $14,601.1 million and $14,923.9 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of September 30, 2026, and December 31, 2025, we had $19.0 million and $23.5 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(in millions)
Premiums and other considerations:
Direct	$2,034.7	$1,661.4	$4,924.0	$5,082.9
Ceded	(136.8)	(128.6)	(417.2)	(402.3)
Net premiums and other considerations	$1,897.9	$1,532.8	$4,506.8	$4,680.6

Benefits, claims and settlement expenses:
Direct	$2,723.8	$2,356.8	$7,166.2	$7,277.1
Ceded	(405.1)	(392.7)	(1,244.3)	(1,253.1)
Net benefits, claims and settlement expenses	$2,318.7	$1,964.1	$5,921.9	$6,024.0

LFPB remeasurement loss:
Direct	$68.5	$51.8	$92.5	$46.1
Ceded	(45.1)	9.1	(76.4)	12.7
Net LFPB remeasurement loss	$23.4	$60.9	$16.1	$58.8

As of September 30, 2026 and December 31, 2025, we had a $3,509.3 million and $4,076.2 million reinsurance deposit receivable, respectively.

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

	September 30, 2026	December 31, 2025

	(in millions)
Cost of reinsurance asset	$3,045.5	$3,103.2

Cost of reinsurance liability	$939.7	$971.4

Cost of reinsurance amortization, including the impacts of remeasurement, of $4.1 million and $39.7 million for the three months ended September 30, 2026 and 2025, and $28.4 million and $84.3 million for the nine months ended September 30, 2026 and 2025, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown on the consolidated statements of financial position.

	September 30, 2026	December 31, 2025

	(in millions)
Fixed maturities, available-for-sale	$12,083.3	$13,300.1
Fixed maturities, trading	190.7	279.3
Equity securities	0.3	0.3
Mortgage loans	1,562.6	2,002.9
Other investments	1,931.2	1,708.7
Cash and cash equivalents	747.7	547.8
Accrued interest income	149.2	159.0
Net other liabilities	(103.4)	(89.2)
Net assets	$16,561.6	$17,908.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of September 30, 2026 and December 31, 2025, we had a $16,386.2 million and $17,783.4 million funds withheld payable, which was net of a $3,524.6 million and $2,633.4 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $818.2 million and $(265.9) million for the three months ended September 30, 2026 and 2025, respectively, and $891.2 million and $(455.3) million for the nine months ended September 30, 2026 and 2025, respectively.

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

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to the reinsurer.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Fixed maturities, available-for-sale	$(5.3)	$1.3	$(27.3)	$(46.2)
Fixed maturities, trading	(3.0)	—	(6.1)	0.1
Mortgage loans	—	(0.1)	(4.0)	(1.4)
Derivatives	0.3	(0.4)	1.2	(2.1)
Net realized capital gains (losses)	$(8.0)	$0.8	$(36.2)	$(49.6)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

12. Debt

Short-Term Debt

The components of short-term debt were as follows:

			September 30, 2026
				Short-term debt
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility (1)	September 2031	$900.0	$—
Principal Life	Commercial paper (1)			149.6
Principal CLO warehouse	Secured CLO borrowings	August 2027	80.0	28.0
Total short-term debt				$177.6

			December 31, 2025
				Short-term debt
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility (1)	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A.	Unsecured lines of credit		85.6	24.8
Principal International de Chile S.A.	Unsecured lines of credit		24.1	2.9
Total short-term debt				$27.7
(1)	Our revolving credit facility is committed and available for general corporate purposes. This credit facility also provides a back-stop support for our commercial paper program.

In connection with the formation of certain CLOs, we sponsor special purpose entities that acquire senior secured leveraged loans. These acquisitions are funded through equity contributions from wholly owned subsidiaries and borrowings under short-term warehouse credit facilities. The warehouse borrowings are considered non-recourse to us and are generally repaid upon the closing of the related CLO transactions.

The weighted‑average interest rate on short-term borrowings as of September 30, 2026 and December 31, 2025, was 4.8% and 6.3%, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Long-Term Debt

The components of long-term debt were as follows:

	September 30, 2026
		Net
		unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	cost	amount

	(in millions)
3.1% notes payable, due 2026	$350.0	$—	$350.0
4.111% notes payable, due 2028	400.0	(6.4)	393.6
3.7% notes payable, due 2029	500.0	(1.9)	498.1
2.125% notes payable, due 2030	600.0	(2.0)	598.0
5.375% notes payable, due 2033	400.0	(2.9)	397.1
6.05% notes payable, due 2036	505.6	(1.8)	503.8
5.3% notes payable, due 2037	400.0	(4.9)	395.1
4.625% notes payable, due 2042	300.0	(2.6)	297.4
4.35% notes payable, due 2043	300.0	(2.6)	297.4
4.3% notes payable, due 2046	300.0	(2.8)	297.2
5.5% notes payable, due 2053	300.0	(4.2)	295.8
Non-recourse mortgages and notes payable	2.9	(0.2)	2.7
Total long-term debt	$4,358.5	$(32.3)	$4,326.2

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

13. Income Taxes

Effective Income Tax Rate

The provision for income taxes for interim periods is based on an estimated annual effective tax rate. Excluded from the estimated annual effective tax rate are discrete items occurring during the period, including those which do not relate to ordinary operating income.

The effective tax rate for the three and nine months ended September 30, 2026, was 29% and 21%, respectively. For the three months ended September 30, 2026, the effective tax rate differed from the U.S. federal statutory tax rate of 21% due primarily to a nondeductible loss on the disposition of our Chilean annuities business and foreign withholding taxes, partially offset by tax benefits from the dividends received deduction, interest exclusion from taxable income, foreign statutory rate differentials and the impact of equity method presentation.

The effective tax rate for both the three and nine months ended September 30, 2025, was 6%. The effective tax rate for these periods differed from the U.S. federal statutory tax rate of 21% due primarily to tax benefits from the dividends received deduction, interest exclusion from taxable income, tax credits, the impact of noncontrolling interest presentation and the impact of equity method presentation, partially offset by state income tax expense and foreign statutory rate differentials.

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

Income taxes for the three and nine months ended September 30, 2026, reflect the impact of enacted Pillar Two legislation in applicable jurisdictions based on management’s current interpretation of each jurisdiction’s tax law.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

14. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

	Pension benefits		Other postretirement benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Service cost	$15.8	$14.8	$—	$—
Interest cost	43.2	43.4	0.7	0.8
Expected return on plan assets	(45.9)	(43.0)	(1.2)	(1.2)
Amortization of prior service benefit	(3.7)	(3.9)	(0.3)	(0.2)
Recognized net actuarial (gain) loss	6.7	8.7	(0.5)	(0.4)
Net periodic benefit cost (income)	$16.1	$20.0	$(1.3)	$(1.0)

	Pension benefits		Other postretirement benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Service cost	$47.3	$44.5	$—	$—
Interest cost	129.5	130.2	2.1	2.3
Expected return on plan assets	(137.7)	(129.0)	(3.7)	(3.5)
Amortization of prior service benefit	(11.2)	(11.4)	(0.8)	(0.8)
Recognized net actuarial (gain) loss	20.0	26.1	(1.5)	(1.1)
Settlement	2.6	—	—	—
Net periodic benefit cost (income)	$50.5	$60.4	$(3.9)	$(3.1)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan in 2026; however, it is possible that we may fund both the qualified and nonqualified pension plans in 2026 for a combined total of up to $70.0 million. During the three and nine months ended September 30, 2026, we contributed $25.5 million and $58.5 million, respectively, to these plans.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of September 30, 2026.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of September 30, 2026, was approximately $74.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees are not expected to result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of September 30, 2026, was $850.0 million.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

16. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Dividends declared per common share	$0.84	$0.78	$2.46	$2.29

Reconciliation of Outstanding Common Shares

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	214,635,434	223,185,689	217,380,912	226,225,161
Shares issued	369,243	173,489	2,670,363	2,009,845
Treasury stock acquired	(2,239,017)	(2,842,368)	(7,285,615)	(7,718,196)
Ending balance	212,765,660	220,516,810	212,765,660	220,516,810

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Other Comprehensive Income (loss)

	For the three months ended			For the nine months ended
	September 30, 2026			September 30, 2026
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(3,037.7)	$650.7	$(2,387.0)	$(3,649.4)	$787.1	$(2,862.3)
Reclassification adjustment for losses included in net income (1)	26.7	(5.7)	21.0	134.1	(28.5)	105.6
Adjustments for assumed changes in amortization patterns	2.1	(0.5)	1.6	2.5	(0.5)	2.0
Adjustments for assumed changes in policyholder liabilities	30.0	(6.3)	23.7	39.9	(8.4)	31.5
Net unrealized losses on available-for-sale securities	(2,978.9)	638.2	(2,340.7)	(3,472.9)	749.7	(2,723.2)

Net unrealized losses on derivative instruments during the period	(104.6)	22.0	(82.6)	(63.4)	13.3	(50.1)
Reclassification adjustment for losses (gains) included in net income (2)	(0.1)	—	(0.1)	0.1	—	0.1
Adjustments for assumed changes in amortization patterns	—	—	—	0.1	(0.1)	—
Net unrealized losses on derivative instruments	(104.7)	22.0	(82.7)	(63.2)	13.2	(50.0)

Liability for future policy benefits discount rate remeasurement gain (3)	2,193.2	(482.5)	1,710.7	2,788.3	(617.1)	2,171.2

Market risk benefit nonperformance risk remeasurement gain (4)	7.4	(1.5)	5.9	8.2	(1.7)	6.5

Foreign currency translation adjustment during the period	(65.7)	15.6	(50.1)	(56.9)	6.8	(50.1)
Reclassification adjustment for losses included in net income (5)	196.3	1.5	197.8	197.8	1.5	199.3
Foreign currency translation adjustment	130.6	17.1	147.7	140.9	8.3	149.2

Unrecognized postretirement benefit obligation during the period	—	—	—	(2.0)	0.5	(1.5)
Amortization of amounts included in net periodic benefit cost (6)	2.2	(0.6)	1.6	9.1	(2.4)	6.7
Net unrecognized postretirement benefit obligation	2.2	(0.6)	1.6	7.1	(1.9)	5.2

Other comprehensive loss	$(750.2)	$192.7	$(557.5)	$(591.6)	$150.5	$(441.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2025			September 30, 2025
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$863.9	$(187.0)	$676.9	$1,804.2	$(385.5)	$1,418.7
Reclassification adjustment for losses included in net income (1)	21.0	(4.3)	16.7	128.0	(26.9)	101.1
Adjustments for assumed changes in amortization patterns	(0.8)	0.1	(0.7)	(1.3)	0.3	(1.0)
Adjustments for assumed changes in policyholder liabilities	(1.7)	0.4	(1.3)	14.0	(2.9)	11.1
Net unrealized gains on available-for-sale securities	882.4	(190.8)	691.6	1,944.9	(415.0)	1,529.9

Net unrealized gains (losses) on derivative instruments during the period	90.8	(19.0)	71.8	(98.7)	20.7	(78.0)
Reclassification adjustment for gains included in net income (2)	(3.1)	0.6	(2.5)	(4.3)	0.9	(3.4)
Adjustments for assumed changes in amortization patterns	—	—	—	0.1	—	0.1
Net unrealized gains (losses) on derivative instruments	87.7	(18.4)	69.3	(102.9)	21.6	(81.3)

Liability for future policy benefits discount rate remeasurement loss (3)	(460.5)	97.2	(363.3)	(880.1)	184.5	(695.6)

Market risk benefit nonperformance risk remeasurement loss (4)	(5.9)	1.3	(4.6)	(3.7)	0.8	(2.9)

Foreign currency translation adjustment	2.8	3.4	6.2	166.5	(4.6)	161.9

Unrecognized postretirement benefit obligation during the period	0.1	(0.1)	—	(13.5)	3.4	(10.1)
Amortization of amounts included in net periodic benefit cost (6)	4.2	(1.1)	3.1	12.8	(3.3)	9.5
Net unrecognized postretirement benefit obligation	4.3	(1.2)	3.1	(0.7)	0.1	(0.6)

Other comprehensive income	$510.8	$(108.5)	$402.3	$1,124.0	$(212.6)	$911.4
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) and net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.
(2)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the LFPB and the associated reinsurance recoverable. See Note 9, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 10, Market Risk Benefits, for further details.
(5)	Relates to the release of cumulative translation adjustments from the dissolution of foreign subsidiaries.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 14, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Accumulated Other Comprehensive Loss

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	loss	adjustment	obligation	loss

	(in millions)
Balances as of July 1, 2025	$(3,854.6)	$(98.8)	$1,105.9	$(13.3)	$(1,627.8)	$(224.7)	$(4,713.3)
Other comprehensive income during the period, net of adjustments	674.9	71.8	(363.3)	(4.6)	10.6	—	389.4
Amounts reclassified from AOCI	16.7	(2.5)	—	—	—	3.1	17.3
Other comprehensive income	691.6	69.3	(363.3)	(4.6)	10.6	3.1	406.7
Balances as of September 30, 2025	$(3,163.0)	$(29.5)	$742.6	$(17.9)	$(1,617.2)	$(221.6)	$(4,306.6)

Balances as of July 1, 2026	$(3,611.6)	$0.8	$1,273.0	$(12.8)	$(1,538.9)	$(176.3)	$(4,065.8)
Other comprehensive loss during the period, net of adjustments	(2,361.7)	(82.6)	1,710.7	5.9	(49.3)	—	(777.0)
Amounts reclassified from AOCI	21.0	(0.1)	—	—	177.3	1.6	199.8
Other comprehensive loss	(2,340.7)	(82.7)	1,710.7	5.9	128.0	1.6	(577.2)
Balances as of September 30, 2026	$(5,952.3)	$(81.9)	$2,983.7	$(6.9)	$(1,410.9)	$(174.7)	$(4,643.0)

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	loss	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2025	$(4,692.9)	$51.8	$1,438.2	$(15.0)	$(1,785.9)	$(221.0)	$(5,224.8)
Other comprehensive income during the period, net of adjustments	1,428.8	(77.9)	(695.6)	(2.9)	168.7	(10.1)	811.0
Amounts reclassified from AOCI	101.1	(3.4)	—	—	—	9.5	107.2
Other comprehensive income	1,529.9	(81.3)	(695.6)	(2.9)	168.7	(0.6)	918.2
Balances as of September 30, 2025	$(3,163.0)	$(29.5)	$742.6	$(17.9)	$(1,617.2)	$(221.6)	$(4,306.6)

Balances as of January 1, 2026	$(3,229.1)	$(31.9)	$812.5	$(13.4)	$(1,546.6)	$(179.9)	$(4,188.4)
Other comprehensive loss during the period, net of adjustments	(2,828.8)	(50.1)	2,171.2	6.5	(43.0)	(1.5)	(745.7)
Amounts reclassified from AOCI	105.6	0.1	—	—	178.7	6.7	291.1
Other comprehensive loss	(2,723.2)	(50.0)	2,171.2	6.5	135.7	5.2	(454.6)
Balances as of September 30, 2026	$(5,952.3)	$(81.9)	$2,983.7	$(6.9)	$(1,410.9)	$(174.7)	$(4,643.0)
(1)	Net unrealized losses on available-for-sale securities for which an allowance for credit loss has been recorded were $11.1 million and $4.7 million as of September 30, 2026 and 2025, respectively.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Beginning balance	$711.7	$391.2	$474.3	$337.7
Net income (loss) attributable to redeemable noncontrolling interest	(34.7)	18.4	(20.5)	55.8
Redeemable noncontrolling interest of deconsolidated entities (1)	(346.7)	—	(354.2)	(22.9)
Contributions from redeemable noncontrolling interest	81.3	18.4	364.7	107.3
Distributions to redeemable noncontrolling interest	(5.5)	(11.0)	(51.5)	(56.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	—	(2.9)	(0.9)	(4.5)
Stock-based compensation attributable to redeemable noncontrolling interest	—	—	—	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	20.5	(4.0)	14.7	(7.3)
Ending balance	$426.6	$410.1	$426.6	$410.1
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of September 30, 2026, approximately 2% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2026
	Assets/	Amount
	(liabilities)	measured
	measured at	at net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,190.5	$—	$1,895.6	$294.9	$—
Non-U.S. governments	361.0	—	—	361.0	—
States and political subdivisions	6,783.9	—	—	6,720.3	63.6
Corporate	34,501.5	—	24.2	31,905.3	2,572.0
Residential mortgage-backed pass-through securities	3,398.8	—	—	3,398.8	—
Commercial mortgage-backed securities	5,638.3	—	—	5,635.7	2.6
Collateralized debt obligations (1)	5,798.8	—	—	5,798.8	—
Other debt obligations	11,842.8	—	—	10,367.3	1,475.5
Total fixed maturities, available-for-sale	70,515.6	—	1,919.8	64,482.1	4,113.7
Fixed maturities, trading	1,148.7	—	—	703.5	445.2
Equity securities	2,574.0	—	1,113.8	1,460.2	—
Derivative assets (2)	1,803.3	—	—	1,781.2	22.1
Other investments	911.3	52.1	355.1	441.8	62.3
Cash equivalents	2,680.7	—	361.1	2,319.6	—
Market risk benefit asset (3)	239.2	—	—	—	239.2
Sub-total excluding separate account assets	79,872.8	52.1	3,749.8	71,188.4	4,882.5
Separate account assets	194,816.2	7,693.9	126,295.2	60,061.5	765.6
Total assets	$274,689.0	$7,746.0	$130,045.0	$131,249.9	$5,648.1

Liabilities
Investment and universal life contracts (4)	$(2,432.6)	$—	$—	$—	$(2,432.6)
Market risk benefit liability (3)	(48.9)	—	—	—	(48.9)
Funds withheld payable embedded derivative (4)	3,524.6	—	—	—	3,524.6
Derivative liabilities (2)	(673.8)	—	—	(656.9)	(16.9)
Other liabilities	(2.7)	—	—	(2.7)	—
Total liabilities	$366.6	$—	$—	$(659.6)	$1,026.2

Net assets	$275,055.6	$7,746.0	$130,045.0	$130,590.3	$6,674.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	December 31, 2025
	Assets/	Amount
	(liabilities)	measured
	measured at	at net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,867.6	$—	$1,515.2	$352.4	$—
Non-U.S. governments	517.7	—	—	517.7	—
States and political subdivisions	7,138.7	—	—	7,070.3	68.4
Corporate	37,547.5	—	27.8	35,042.0	2,477.7
Residential mortgage-backed pass-through securities	3,805.1	—	—	3,805.1	—
Commercial mortgage-backed securities	5,371.6	—	—	5,369.2	2.4
Collateralized debt obligations (1)	6,422.3	—	—	6,422.3	—
Other debt obligations	10,690.2	—	—	8,934.5	1,755.7
Total fixed maturities, available-for-sale	73,360.7	—	1,543.0	67,513.5	4,304.2
Fixed maturities, trading	1,243.8	—	0.1	786.3	457.4
Equity securities	2,237.3	—	778.6	1,458.7	—
Derivative assets (2)	1,224.5	—	—	1,199.8	24.7
Other investments	1,112.0	106.4	332.8	505.6	167.2
Cash equivalents	3,236.1	—	183.7	3,052.4	—
Market risk benefit asset (3)	197.1	—	—	—	197.1
Sub-total excluding separate account assets	82,611.5	106.4	2,838.2	74,516.3	5,150.6
Separate account assets	193,622.6	7,613.8	121,376.6	63,889.7	742.5
Total assets	$276,234.1	$7,720.2	$124,214.8	$138,406.0	$5,893.1

Liabilities
Investment and universal life contracts (4)	$(1,410.2)	$—	$—	$—	$(1,410.2)
Market risk benefit liability (3)	(66.9)	—	—	—	(66.9)
Funds withheld payable embedded derivative (4)	2,633.4	—	—	—	2,633.4
Derivative liabilities (2)	(552.1)	—	—	(545.3)	(6.8)
Other liabilities	(1.3)	—	—	(1.3)	—
Total liabilities	$602.9	$—	$—	$(546.6)	$1,149.5

Net assets	$276,837.0	$7,720.2	$124,214.8	$137,859.4	$7,042.6
(1)	Primarily consists of CLOs backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 10, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $2.9 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended September 30, 2026
		Total realized/unrealized gains
		(losses)					Ending
	Beginning		Included in	Net purchases,			asset/(liability)
	asset/(liability)		other	sales,			balance as of
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	September 30,
	July 1, 2026	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	2026

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$99.8	$—	$(3.9)	$(0.4)	$—	$(31.9)	$63.6
Corporate	2,516.8	(14.8)	(52.3)	46.3	76.0	—	2,572.0
Commercial mortgage-backed securities	2.2	(1.7)	—	(0.1)	2.2	—	2.6
Other debt obligations	1,432.0	—	(5.7)	49.2	—	—	1,475.5
Total fixed maturities, available-for-sale	4,050.8	(16.5)	(61.9)	95.0	78.2	(31.9)	4,113.7
Fixed maturities, trading	404.5	(6.5)	—	47.2	—	—	445.2
Other investments	88.2	(3.5)	—	(22.4)	—	—	62.3
Separate account assets (1)	760.4	3.7	—	1.5	—	—	765.6

Liabilities
Investment and universal life contracts	(2,142.5)	(156.6)	—	(133.5)	—	—	(2,432.6)
Funds withheld payable embedded derivative	2,706.4	818.2	—	—	—	—	3,524.6

Derivatives
Net derivative assets (liabilities)	23.3	(19.5)	—	1.4	—	—	5.2

	For the three months ended September 30, 2025
		Total realized/unrealized gains
		(losses)					Ending
	Beginning		Included in	Net purchases,			asset/(liability)
	asset/(liability)		other	sales,			balance as of
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	September 30,
	July 1, 2025	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$67.8	$—	$0.9	$(0.5)	$—	$—	$68.2
Corporate	2,444.0	(21.5)	3.8	(10.9)	—	—	2,415.4
Commercial mortgage-backed securities	2.6	—	—	(0.1)	—	—	2.5
Other debt obligations	1,813.4	—	2.5	9.5	—	(94.2)	1,731.2
Total fixed maturities, available-for-sale	4,327.8	(21.5)	7.2	(2.0)	—	(94.2)	4,217.3
Fixed maturities, trading	491.9	(3.4)	—	11.9	—	—	500.4
Other investments	119.3	(2.5)	—	19.7	—	—	136.5
Separate account assets (1)	741.4	2.0	—	—	—	—	743.4

Liabilities
Investment and universal life contracts	(863.7)	(222.2)	—	(142.9)	—	—	(1,228.8)
Funds withheld payable embedded derivative	2,825.2	(266.0)	—	—	—	—	2,559.2

Derivatives
Net derivative assets (liabilities)	(13.1)	18.3	—	(0.3)	—	—	4.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2026
		Total realized/unrealized gains
		(losses)					Ending
	Beginning		Included in	Net purchases,			asset/(liability)
	asset/(liability)		other	sales,			balance as of
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	September 30,
	January 1, 2026	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	2026

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$68.4	$—	$(4.1)	$(1.4)	$32.6	$(31.9)	$63.6
Corporate	2,477.7	(46.8)	(46.0)	111.1	76.0	—	2,572.0
Commercial mortgage-backed securities	2.4	(1.7)	—	(0.3)	2.2	—	2.6
Other debt obligations	1,755.7	(2.1)	(5.7)	(207.3)	52.6	(117.7)	1,475.5
Total fixed maturities, available-for-sale	4,304.2	(50.6)	(55.8)	(97.9)	163.4	(149.6)	4,113.7
Fixed maturities, trading	457.4	(18.5)	—	6.3	—	—	445.2
Other investments	167.2	(10.6)	—	(94.3)	—	—	62.3
Separate account assets (1)	742.5	21.6	—	1.5	—	—	765.6

Liabilities
Investment and universal life contracts	(1,410.2)	(679.5)	—	(342.9)	—	—	(2,432.6)
Funds withheld payable embedded derivative	2,633.4	891.2	—	—	—	—	3,524.6

Derivatives
Net derivative assets (liabilities)	17.9	(15.3)	—	2.6	—	—	5.2

	For the nine months ended September 30, 2025
		Total realized/unrealized
		gains (losses)					Ending
	Beginning		Included in	Net purchases,			asset/(liability)
	asset/(liability)		other	sales,			balance as of
	balance as of	Included in	comprehensive	issuances and	Transfers into	Transfers out	September 30,
	January 1, 2025	net income (2)	income (3)	settlements (4)	Level 3	of Level 3	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$66.8	$—	$2.8	$(1.4)	$—	$—	$68.2
Corporate	2,350.4	(5.6)	(4.1)	74.7	—	—	2,415.4
Commercial mortgage-backed securities	2.7	—	0.1	(0.3)	—	—	2.5
Other debt obligations	1,478.3	0.1	12.8	237.5	121.5	(119.0)	1,731.2
Total fixed maturities, available-for-sale	3,898.2	(5.5)	11.6	310.5	121.5	(119.0)	4,217.3
Fixed maturities, trading	562.6	(15.3)	—	(42.1)	—	(4.8)	500.4
Mortgage loans	140.6	—	—	(140.6)	—	—	—
Other investments	131.2	(2.7)	—	8.0	—	—	136.5
Separate account assets (1)	726.7	16.7	—	—	—	—	743.4

Liabilities
Investment and universal life contracts	(578.4)	(221.2)	—	(429.2)	—	—	(1,228.8)
Funds withheld payable embedded derivative	3,014.5	(455.3)	—	—	—	—	2,559.2

Derivatives
Net derivative assets (liabilities)	13.5	(9.5)	—	0.9	—	—	4.9
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal Asset Management separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(15.1)	$(14.6)	$(30.8)	$6.3
Commercial mortgage-backed securities	(1.7)	—	(1.7)	—
Other debt obligations	—	—	(0.3)	—
Total fixed maturities, available-for-sale	(16.8)	(14.6)	(32.8)	6.3
Fixed maturities, trading	(6.5)	(14.8)	(16.2)	(14.9)
Other investments	0.3	0.4	0.6	4.7
Separate account assets	2.5	32.4	19.7	24.6

Liabilities
Investment and universal life contracts	(157.0)	(214.3)	(674.9)	(219.7)
Funds withheld payable embedded derivative	818.2	(266.0)	891.2	(455.3)

Derivatives
Net derivative assets (liabilities)	(33.5)	20.1	(17.6)	(10.6)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal Asset Management, relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(3.8)	$0.9	$(3.4)	$2.8
Corporate	(51.5)	3.5	(47.8)	(5.0)
Commercial mortgage-backed securities	—	—	—	0.1
Other debt obligations	(5.7)	2.4	(5.2)	13.5
Total fixed maturities, available-for-sale	(61.0)	6.8	(56.4)	11.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

(4)Gross purchases, sales, issuances and settlements were:

	For the three months ended September 30, 2026
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	240.3	(18.1)	—	(175.9)	46.3
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Other debt obligations	93.7	—	—	(44.5)	49.2
Total fixed maturities, available-for-sale	334.0	(18.1)	—	(220.9)	95.0
Fixed maturities, trading	95.2	(36.2)	—	(11.8)	47.2
Other investments	0.7	—	—	(23.1)	(22.4)
Separate account assets (5)	1.5	—	—	—	1.5

Liabilities
Investment and universal life contracts	—	—	(148.2)	14.7	(133.5)

Derivatives
Net derivative assets (liabilities)	1.1	0.3	—	—	1.4

	For the three months ended September 30, 2025
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.5)	$(0.5)
Corporate	125.7	(28.9)	—	(107.7)	(10.9)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Other debt obligations	93.1	—	—	(83.6)	9.5
Total fixed maturities, available-for-sale	218.8	(28.9)	—	(191.9)	(2.0)
Fixed maturities, trading	68.5	(22.4)	—	(34.2)	11.9
Other investments	58.7	—	—	(39.0)	19.7
Separate account assets (5)	—	(42.6)	—	42.6	—

Liabilities
Investment and universal life contracts	—	—	(155.1)	12.2	(142.9)

Derivatives
Net derivative assets (liabilities)	(2.2)	1.9	—	—	(0.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2026
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.4)	$(1.4)
Corporate	618.6	(88.9)	—	(418.6)	111.1
Commercial mortgage-backed securities	—	—	—	(0.3)	(0.3)
Other debt obligations	287.8	(222.0)	—	(273.1)	(207.3)
Total fixed maturities, available-for-sale	906.4	(310.9)	—	(693.4)	(97.9)
Fixed maturities, trading	237.4	(206.8)	—	(24.3)	6.3
Other investments	9.5	(0.7)	—	(103.1)	(94.3)
Separate account assets (5)	1.5	—	—	—	1.5

Liabilities
Investment and universal life contracts	—	—	(389.4)	46.5	(342.9)

Derivatives
Net derivative assets (liabilities)	1.4	1.2	—	—	2.6

	For the nine months ended September 30, 2025
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.4)	$(1.4)
Corporate	449.9	(184.5)	—	(190.7)	74.7
Commercial mortgage-backed securities	—	—	—	(0.3)	(0.3)
Other debt obligations	606.7	(177.7)	—	(191.5)	237.5
Total fixed maturities, available-for-sale	1,056.6	(362.2)	—	(383.9)	310.5
Fixed maturities, trading	231.1	(144.0)	—	(129.2)	(42.1)
Mortgage loans	—	—	—	(140.6)	(140.6)
Other investments	119.6	(1.5)	—	(110.1)	8.0
Separate account assets (5)	—	(42.6)	—	42.6	—

Liabilities
Investment and universal life contracts	—	—	(469.1)	39.9	(429.2)

Derivatives
Net derivative assets (liabilities)	(1.3)	2.2	—	—	0.9
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended September 30, 2026
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$31.9
Corporate	—	76.0	—	—
Commercial mortgage-backed securities	—	2.2	—	—
Total fixed maturities, available-for-sale	—	78.2	—	31.9

	For the three months ended September 30, 2025
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$—	$—	$94.2
Total fixed maturities, available-for-sale	—	—	—	94.2

	For the nine months ended September 30, 2026
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$32.6	$—	$31.9
Corporate	—	76.0	—	—
Commercial mortgage-backed securities	—	2.2	—	—
Other debt obligations	—	52.6	—	117.7
Total fixed maturities, available-for-sale	—	163.4	—	149.6

	For the nine months ended September 30, 2025
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$121.5	$—	$119.0
Total fixed maturities, available-for-sale	—	121.5	—	119.0
Fixed maturities, trading	—	—	—	4.8

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	September 30, 2026
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,955.6	Discounted cash flow	Discount rate (1)	4.3	% -	14.7%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple	0.8	x -	1.7	x	1.0	x
			Illiquidity premium	30	basis points (“bps”) -	771	bps	149	bps
			Comparability adjustment	(120)	bps -	571	bps	62	bps
Other debt obligations	1,475.5	Discounted cash flow	Discount rate (1)	4.8	% -	9.3%		5.7%
			Illiquidity premium	(83)	bps -	415	bps	163	bps
			Comparability adjustment	(58)	bps -	323	bps	71	bps
Fixed maturities, trading	207.1	Discounted cash flow	Discount rate (1)	9.0	% -	10.7%		9.0%
			Earnings before interest, taxes, depreciation and amortization multiple	0.8	x -	0.9	x	0.9	x
			Comparability adjustment	(120)	bps -	532	bps	66	bps
Other investments	62.0	Discounted cash flow	Discount rate (1)	11.5	% -	13.5%		12.4%
			Probability of default	6.0	% -	10.0%		8.4%
			Potential loss severity	87.0	% -	100.0%		91.8%
Separate account assets	765.6	Discounted cash flow - real estate	Discount rate (1)	6.8	% -	10.0%		7.4%
			Terminal capitalization rate	5.5	% -	8.0%		6.0%
			Average market rent growth rate	2.0	% -	3.3%		2.7%
		Discounted cash flow - real estate debt	Loan to value	46.3	% -	65.5%		52.0%
			Market interest rate	5.3	% -	7.1%		5.9%

Liabilities
Investment and universal life contracts (4)	(2,432.6)	Discounted cash flow	Long duration interest rate	4.3	% -	5.7%	(2)	5.6%
			Long-term equity market volatility	16.0	% -	30.2%		19.9%
			Nonperformance risk	0.5	% -	1.1%		1.0%
			Lapse rate	0.0	% -	77.0%		8.7%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2026 and 2025.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance so that credit losses are recognized within the changes in fair value in the consolidated statements of operations.

The following table presents information regarding the assets and liabilities for which the fair value option was elected.

	September 30, 2026	December 31, 2025

	(in millions)
Other loans of consolidated VIE (1)
Fair value (1)	$62.0	$167.1
Aggregate contractual principal	72.5	175.8
(1)	Reported with other investments on the consolidated statements of financial position. See Note 4, Investments, for additional information relating to other loans more than 90 days past due or in non-accrual status.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss - instrument specific credit risk	$(3.5)	$(2.5)	$(11.2)	$(3.8)
Change in fair value pre-tax loss (1)	(3.5)	(2.5)	(11.2)	(3.8)
Interest income (2)	4.4	5.3	14.3	12.4
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rate of the loans.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2026
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,425.1	$18,572.8	$—	$—	$18,572.8
Policy loans	863.2	840.7	—	—	840.7
Other investments	218.3	205.3	—	34.7	170.6
Cash and cash equivalents	1,770.0	1,770.0	1,746.5	23.5	—
Reinsurance deposit receivable	3,509.3	3,249.2	—	—	3,249.2
Cash collateral receivable	0.7	0.7	0.7	—	—
Investment contracts	(34,827.0)	(33,711.7)	—	(8,064.8)	(25,646.9)
Short-term debt	(177.6)	(177.6)	—	(177.6)	—
Long-term debt	(4,326.2)	(4,144.6)	—	(3,968.3)	(176.3)
Separate account liabilities	(180,056.2)	(138,929.9)	—	—	(138,929.9)
Bank deposits (1)	(382.5)	(383.9)	—	(383.9)	—
Cash collateral payable	(1,393.0)	(1,393.0)	(1,393.0)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM and management team, use segment pre-tax operating earnings in evaluating performance, which is consistent with the financial results provided to and discussed with securities analysts. In addition, the financial information provided to our CODM is used in making decisions about the allocation of resources and determining annual incentive compensation paid to our employees. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as adjusted, pre-tax income (loss) from exited business, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments and noncontrolling interest. Beginning in 2026, we also exclude pre-tax actuarial assumption review impacts from segment pre-tax operating earnings. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business.

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

Pre-tax income (loss) from exited business includes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses as well as amounts associated with other exited or divested businesses. Pre-tax income (loss) from exited business includes the change in fair value of the funds withheld embedded derivative, net realized capital gains (losses) on funds withheld assets, amortization of reinsurance gain (loss) and other impacts of exited business. Other impacts of exited business primarily includes change in reserves and DAC amortization. Other impacts of exited business in 2026 also include the net loss associated with the sale of an exited business. Other impacts of exited business in 2025 also include the impairment of assets associated with an exited business.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

We periodically review and update actuarial assumptions that are inputs to the models used to project cash flows for the liability for future policy benefits for traditional limited-payment long-duration contracts and other actuarial balances. Beginning in the third quarter of 2026, the impacts of the actuarial assumption review are excluded from segment pre-tax operating earnings. The amounts are primarily included in the consolidated statements of operations line items for benefits, claims and settlement expenses and liability for future policy benefit remeasurement (gain) loss.

Segment operating revenues reflect consolidated U.S. GAAP total revenues excluding:

●	Net realized capital gains (losses), except periodic settlements and accruals on derivatives not designated as hedging instruments and certain market value adjustments of derivative instruments used to economically hedge embedded derivatives, and their impact on:
●	Amortization of hedge accounting book value adjustments for certain discontinued hedges,
●	Certain hedge accounting market value revenue adjustments,
●	Certain variable annuity fees,
●	Certain real estate-related depreciation and amortization,
●	Certain market value adjustments to fee revenues,
●	Pre-tax net realized capital gains (losses) related to exited business,
●	Pre-tax net realized capital gains (losses) related to equity method investments and
●	Pre-tax net realized capital gains (losses) related to sponsored investment funds and other adjustments.
●	Pre-tax revenues from exited business,
●	Pre-tax revenues associated with actuarial assumption review,
●	Pre-tax other revenue adjustments and income taxes of equity method investments and
●	Pre-tax other revenue adjustments management believes are not indicative of overall operating trends.

Segment expenses reflect consolidated U.S. GAAP total expenses excluding:

●	Pre-tax expenses associated with net realized capital gains (losses),
●	Periodic settlements and accruals on derivatives used to hedge MRBs,
●	Pre-tax expenses from exited business
●	Pre-tax expenses associated with actuarial assumption review and
●	Pre-tax expense adjustments management believes are not indicative of overall operating trends.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements.

Segment Assets

	September 30, 2026	December 31, 2025

	(in millions)
Retirement and Income Solutions	$241,712.4	$238,141.5
Principal Asset Management	46,266.8	52,267.1
Benefits and Protection	48,817.9	48,165.5
Corporate	1,945.1	2,802.4
Total assets per consolidated statements of financial position	$338,742.2	$341,376.5

Segment Operating Revenues

	For the three months ended September 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$1,370.3	$454.5	$1,121.0	$94.0	$3,039.8
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(17.7)	—	8.0	—	(9.7)
Net investment income included in operating revenues	947.9	33.1	165.3	23.4	1,169.7
Operating revenues from equity method investments	—	75.3	—	(0.1)	75.2
Inter-segment operating revenues	(6.1)	84.5	2.1	92.1	172.6
Eliminations of inter-segment operating revenues	—	—	—	(172.6)	(172.6)
Segment operating revenues (3)	$2,294.4	$647.4	$1,296.4	$36.8	4,275.0
Net realized capital losses, net of related revenue adjustments					(140.5)
Revenues from exited business (4)					516.8
Adjustments related to equity method investments					(27.6)
Market risk benefit derivative settlements					(7.3)
Total revenues per consolidated statements of operations					$4,616.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$2,968.6	$1,369.8	$3,295.1	$274.1	$7,907.6
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(53.4)	—	21.8	—	(31.6)
Net investment income included in operating revenues	2,782.9	303.5	500.7	122.2	3,709.3
Operating revenues from equity method investments	—	200.2	—	(0.3)	199.9
Inter-segment operating revenues	(3.3)	248.6	6.4	250.6	502.3
Eliminations of inter-segment operating revenues	—	—	—	(502.3)	(502.3)
Segment operating revenues (3)	$5,694.8	$2,122.1	$3,824.0	$144.3	11,785.2
Net realized capital losses, net of related revenue adjustments					(221.0)
Revenues from exited business (4)					578.6
Adjustments related to equity method investments					(68.9)
Market risk benefit derivative settlements					(22.6)
Total revenues per consolidated statements of operations					$12,051.3

	For the nine months ended September 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$3,181.3	$1,382.6	$3,204.5	$196.3	$7,964.7
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(52.2)	—	21.2	—	(31.0)
Net investment income included in operating revenues	2,521.8	343.0	488.9	155.5	3,509.2
Operating revenues from equity method investments	—	158.3	—	(0.3)	158.0
Inter-segment operating revenues	28.8	233.4	6.4	236.8	505.4
Eliminations of inter-segment operating revenues	—	—	—	(505.4)	(505.4)
Segment operating revenues (3)	$5,679.7	$2,117.3	$3,721.0	$82.9	11,600.9
Net realized capital losses, net of related revenue adjustments					(21.5)
Revenues from exited business (4)					(443.4)
Adjustments related to equity method investments					(55.0)
Market risk benefit derivative settlements					(32.2)
Total revenues per consolidated statements of operations					$11,048.8
(1)	Includes amounts reported in premiums and other considerations as well as fees and other revenues on the consolidated statements of operations.
(2)	Includes certain revenues associated with our exited U.S. retail fixed annuity and ULSG businesses as well as fees associated with net realized capital gains (losses) and actuarial assumption review that are not included in segment operating revenues.
(3)	See Note 19, Revenues from Contracts with Customers, for additional detail relating to segment operating revenues.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

(4)	Revenues from exited business included:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Change in fair value of funds withheld embedded derivative	$818.2	$(265.9)	$891.2	$(455.3)
Net realized capital gains (losses) on funds withheld assets	(17.0)	(0.2)	(15.7)	31.5
Amortization of reinsurance gain	0.4	0.5	1.7	1.6
Other impacts of exited business (a)	(284.8)	(5.7)	(298.6)	(21.2)
Total revenues from exited business	$516.8	$(271.3)	$578.6	$(443.4)
(a)	2026 includes the net loss associated with the disposition of our Chilean annuities business.

Segment Expenses

The expense categories within total segment expenses included:

	For the three months ended September 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,530.2	$31.8	$725.8	$(1.2)
Liability for future policy benefits remeasurement (gain) loss	3.2	0.3	(8.9)	—
Market risk benefit remeasurement loss	3.6	—	—	—
Dividends to policyholders	0.1	—	31.0	—
Commission expense	74.8	53.7	134.7	46.9
Capitalization of deferred acquisition costs and contract costs	(38.2)	(12.7)	(78.7)	—
Amortization of deferred acquisition costs and contract costs	25.5	9.0	65.9	—
Depreciation and amortization	19.6	13.9	5.4	3.4
Interest expense on corporate debt	—	0.1	—	49.1
Compensation and other	377.7	318.2	251.5	51.8
Total operating expenses	459.4	382.2	378.8	151.2
Total segment expenses	$1,996.5	$414.3	$1,126.7	$150.0	$3,687.5
Net realized capital losses expense adjustments					46.1
Market risk benefit derivative settlements					(7.3)
Expenses from exited business (1)					44.9
Expenses related to actuarial assumption review					6.4
Total expenses per consolidated statements of operations					$3,777.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the three months ended September 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,144.0	$60.9	$705.0	$(1.1)
Liability for future policy benefits remeasurement (gain) loss	(10.5)	(0.8)	72.8	—
Market risk benefit remeasurement loss	0.9	—	—	—
Dividends to policyholders	0.1	—	29.9	—
Commission expense	74.9	50.9	132.4	26.9
Capitalization of deferred acquisition costs and contract costs	(41.1)	(9.7)	(74.3)	—
Amortization of deferred acquisition costs and contract costs	21.8	12.7	63.9	—
Depreciation and amortization	18.3	13.7	4.3	3.8
Interest expense on corporate debt	—	0.3	—	45.0
Compensation and other	367.4	320.0	240.0	43.5
Total operating expenses	441.3	387.9	366.3	119.2
Total segment expenses	$1,575.8	$448.0	$1,174.0	$118.1	$3,315.9
Net realized capital losses expense adjustments					80.0
Market risk benefit derivative settlements					(10.1)
Expenses from exited business (1)					47.4
Total expenses per consolidated statements of operations					$3,433.2

	For the nine months ended September 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$3,403.6	$225.3	$2,124.4	$30.1
Liability for future policy benefits remeasurement (gain) loss	2.2	0.7	(17.2)	—
Market risk benefit remeasurement loss	1.7	—	—	—
Dividends to policyholders	0.2	—	85.4	—
Commission expense	218.3	156.0	405.4	133.1
Capitalization of deferred acquisition costs and contract costs	(112.3)	(31.7)	(241.2)	—
Amortization of deferred acquisition costs and contract costs	71.4	26.3	196.0	—
Depreciation and amortization	57.4	41.5	13.9	10.3
Interest expense on corporate debt	—	0.8	—	137.7
Compensation and other	1,128.9	998.4	733.5	168.7
Total operating expenses	1,363.7	1,191.3	1,107.6	449.8
Total segment expenses	$4,771.4	$1,417.3	$3,300.2	$479.9	$9,968.8
Net realized capital losses expense adjustments					140.3
Market risk benefit derivative settlements					(22.6)
Expenses from exited business (1)					141.5
Expenses related to actuarial assumption review					6.4
Total expenses per consolidated statements of operations					$10,234.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the nine months ended September 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$3,504.1	$233.7	$2,123.4	$21.7
Liability for future policy benefits remeasurement (gain) loss	(18.9)	(0.9)	68.7	—
Market risk benefit remeasurement loss	4.6	—	—	—
Dividends to policyholders	0.1	—	71.9	—
Commission expense	216.9	147.2	419.1	75.6
Capitalization of deferred acquisition costs and contract costs	(122.5)	(25.8)	(236.0)	—
Amortization of deferred acquisition costs and contract costs	64.0	24.9	192.3	—
Depreciation and amortization	56.4	41.5	13.0	12.1
Interest expense on corporate debt	—	1.2	—	132.4
Compensation and other	1,088.2	983.8	715.0	125.0
Total operating expenses	1,303.0	1,172.8	1,103.4	345.1
Total segment expenses	$4,792.9	$1,405.6	$3,367.4	$366.8	$9,932.7
Net realized capital losses expense adjustments					145.2
Market risk benefit derivative settlements					(32.2)
Expenses from exited business (1)					222.7
Total expenses per consolidated statements of operations					$10,268.4

(1)Expenses from exited business included:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Amortization of reinsurance loss	$14.4	$18.8	$53.9	$66.7
Other impacts of exited business	30.5	28.6	87.6	156.0
Total expenses from exited business	$44.9	$47.4	$141.5	$222.7

Segment Pre-Tax Operating Earnings

	For the three months ended September 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$297.8	$230.5	$169.7	$(110.5)	$587.5
Pre-tax net realized capital losses, as adjusted (1)					(186.6)
Pre-tax income from exited business (2)					471.9
Pre-tax loss related to actuarial assumption review					(6.4)
Adjustments related to equity method investments and noncontrolling interest					(27.6)
Total income before income taxes per consolidated statements of operations					$838.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

	For the three months ended September 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$310.3	$274.7	$86.5	$(91.6)	$579.9
Pre-tax net realized capital gains, as adjusted (1)					7.5
Pre-tax loss from exited business (2)					(318.7)
Adjustments related to equity method investments and noncontrolling interest					(20.3)
Total income before income taxes per consolidated statements of operations					$248.4

	For the nine months ended September 30, 2026
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$923.2	$695.4	$523.8	$(327.6)	$1,814.8
Pre-tax net realized capital losses, as adjusted (1)					(361.3)
Pre-tax income from exited business (2)					437.1
Pre-tax loss related to actuarial assumption review					(6.4)
Adjustments related to equity method investments and noncontrolling interest					(67.3)
Total income before income taxes per consolidated statements of operations					$1,816.9

	For the nine months ended September 30, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$886.1	$698.6	$353.6	$(278.4)	$1,659.9
Pre-tax net realized capital losses, as adjusted (1)					(166.7)
Pre-tax loss from exited business (2)					(666.1)
Adjustments related to equity method investments and noncontrolling interest					(46.7)
Total income before income taxes per consolidated statements of operations					$780.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

(1)Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Net realized capital gains (losses)	$(387.6)	$85.7	$(400.0)	$(26.0)
Derivative and hedging-related revenue adjustments	(39.3)	(25.7)	(132.8)	(76.2)
Market value adjustments to fee revenues	0.1	—	0.2	(0.1)
Certain variable annuity fees	17.1	17.2	51.5	50.8
Net realized capital losses related to exited business	276.7	—	276.7	—
Equity method investments	4.7	1.2	4.0	5.6
Certain real estate-related depreciation and amortization	(21.0)	—	(52.0)	—
Sponsored investment funds and other adjustments	8.8	9.1	31.4	24.4
Net realized capital gains (losses), net of related revenue adjustments	(140.5)	87.5	(221.0)	(21.5)

Amortization of actuarial balances	(6.4)	(4.3)	(18.7)	(9.3)
Capital gains distributed	(18.7)	(59.0)	(46.2)	(39.0)
Derivative and hedging-related expense adjustments	(4.2)	(3.4)	(2.0)	1.5
Market value adjustments of market risk benefits	(8.3)	(13.2)	(51.5)	(80.6)
Market value adjustments of embedded derivatives	(8.5)	(0.1)	(21.9)	(17.8)
Net realized capital losses, net of related expense adjustments	(46.1)	(80.0)	(140.3)	(145.2)
Pre-tax net realized capital gains (losses), as adjusted (a)	$(186.6)	$7.5	$(361.3)	$(166.7)

(a)As adjusted before noncontrolling interest capital gains (losses).

(2)Pre-tax income (loss) from exited business included:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Change in fair value of funds withheld embedded derivative	$818.2	$(265.9)	$891.2	$(455.3)
Net realized capital gains (losses) on funds withheld assets	(17.0)	(0.2)	(15.7)	31.5
Amortization of reinsurance loss	(14.0)	(18.3)	(52.2)	(65.1)
Other impacts of exited business (a)	(315.3)	(34.3)	(386.2)	(177.2)
Total pre-tax income (loss) from exited business	$471.9	$(318.7)	$437.1	$(666.1)
(a)	2026 includes the net loss associated with the disposition of our Chilean annuities business.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$147.1	$155.4	$479.6	$449.3
Principal Asset Management:
Investment Management	436.3	448.6	1,309.5	1,308.4
International Pension	90.6	88.7	282.9	272.5
Eliminations	(5.7)	(4.8)	(17.3)	(14.1)
Total Principal Asset Management	521.2	532.5	1,575.1	1,566.8
Benefits and Protection:
Specialty Benefits	3.3	4.0	10.6	11.7
Life Insurance	12.2	23.1	35.7	66.9
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total Benefits and Protection	15.4	27.0	46.2	78.5
Corporate	68.7	64.9	208.4	181.0
Total segment revenue from contracts with customers	752.4	779.8	2,309.3	2,275.6
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	374.1	331.2	1,044.7	961.1
Pre-tax other adjustments (2)	17.6	17.7	53.4	52.3
Total fees and other revenues per consolidated statements of operations	$1,144.1	$1,128.7	$3,407.4	$3,289.0
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, actuarial assumption review, certain variable annuity fees and market value adjustments to fee revenues.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Administrative service fee revenue	$141.1	$150.5	$462.5	$435.3
Deposit account fee revenue	3.6	3.3	10.6	9.9
Commission income	2.4	1.6	6.5	4.1
Total revenues from contracts with customers	147.1	155.4	479.6	449.3
Fees and other revenues not within the scope of revenue recognition guidance	324.9	303.9	913.8	885.4
Total fees and other revenues	472.0	459.3	1,393.4	1,334.7
Premiums and other considerations	889.6	566.5	1,549.4	1,824.0
Net investment income	932.8	860.4	2,752.0	2,521.0
Total operating revenues	$2,294.4	$1,886.2	$5,694.8	$5,679.7

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

Fees for managing customers’ mandatory retirement savings accounts in Chile are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Investment Management:
Management fee revenue	$394.9	$409.5	$1,190.3	$1,186.7
Other fee revenue	41.4	39.1	119.2	121.7
Total revenues from contracts with customers	436.3	448.6	1,309.5	1,308.4
Fees and other revenues not within the scope of revenue recognition guidance	14.3	8.9	32.4	21.5
Total fees and other revenues	450.6	457.5	1,341.9	1,329.9
Net investment income	26.2	26.4	73.3	74.9
Total operating revenues	$476.8	$483.9	$1,415.2	$1,404.8

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
International Pension:
Management fee revenue	$86.7	$85.2	$271.2	$262.0
Other fee revenue	3.9	3.5	11.7	10.5
Total revenues from contracts with customers	90.6	88.7	282.9	272.5
Fees and other revenues not within the scope of revenue recognition guidance	1.0	5.7	3.0	8.4
Total fees and other revenues	91.6	94.4	285.9	280.9
Premiums and other considerations	(0.1)	0.5	(0.4)	6.1
Net investment income	84.7	153.1	438.7	439.6
Total operating revenues	$176.2	$248.0	$724.2	$726.6

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Specialty Benefits:
Administrative service fees	$3.3	$4.0	$10.6	$11.7
Total revenues from contracts with customers	3.3	4.0	10.6	11.7
Fees and other revenues not within the scope of revenue recognition guidance	4.7	4.4	13.2	13.1
Total fees and other revenues	8.0	8.4	23.8	24.8
Premiums and other considerations	887.4	836.8	2,606.3	2,492.1
Net investment income	59.0	51.3	170.1	155.7
Total operating revenues	$954.4	$896.5	$2,800.2	$2,672.6

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Life Insurance:
Administrative service fees	$12.2	$11.0	$35.7	$32.8
Commission income	—	12.1	—	34.1
Total revenues from contracts with customers	12.2	23.1	35.7	66.9
Fees and other revenues not within the scope of revenue recognition guidance	95.8	89.7	287.6	271.1
Total fees and other revenues	108.0	112.8	323.3	338.0
Premiums and other considerations	130.6	136.1	378.0	384.0
Net investment income	103.6	115.3	323.0	326.9
Total operating revenues	$342.2	$364.2	$1,024.3	$1,048.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
Commission income	$120.6	$133.5	$366.4	$396.9
Other fee revenue	27.8	25.2	81.8	74.2
Eliminations	(79.7)	(93.8)	(239.8)	(290.1)
Total revenues from contracts with customers	68.7	64.9	208.4	181.0
Fees and other revenues not within the scope of revenue recognition guidance	(66.7)	(81.4)	(205.3)	(238.4)
Total fees and other revenues	2.0	(16.5)	3.1	(57.4)
Premiums and other considerations	(1.4)	(1.3)	(4.2)	(4.0)
Net investment income	36.2	42.0	145.4	144.3
Total operating revenues	$36.8	$24.2	$144.3	$82.9

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $189.0 million and $183.3 million as of September 30, 2026 and December 31, 2025, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $11.4 million and $10.1 million for the three months ended September 30, 2026 and 2025 and $32.7 million and $70.8 million for the nine months ended September 30, 2026 and 2025, respectively, was recorded in operating expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2025, amortization expense included $0.0 million and $45.4 million, respectively, of impairment loss in relation to the costs capitalized. We did not have any impairment losses in 2026.

20. Stock-Based Compensation Plans

As of September 30, 2026, we had the 2026 Stock Incentive Plan, 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2026 Stock Incentive Plan and 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2026 required a fair value adjustment.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

As of September 30, 2026, the maximum number of new shares of common stock available for grant under the 2026 Stock Incentive Plan was 6.5 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2026	2025

	(in millions)
Compensation cost	$105.9	$92.6
Related income tax benefit	24.7	21.1
Capitalized as part of an asset	0.9	0.8

Nonqualified Stock Options

No nonqualified stock options were granted to employees during both the nine months ended September 30, 2026 and 2025. All outstanding nonqualified stock options are vested and have been fully expensed.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2026. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The performance share awards include a relative total shareholder return modifier under which the number of shares ultimately awarded is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $100.33 per common share.

As of September 30, 2026, we had $22.1 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2026 Stock Incentive Plan and the 2021 Stock Incentive Plan. Total restricted stock units granted were 1.1 million for the nine months ended September 30, 2026. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $93.26 per common share.

As of September 30, 2026, we had $90.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the nine months ended September 30, 2026. The weighted average fair value of the discount on the stock purchased was $9.84 per share.

As of September 30, 2026, a total of 1.9 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements - (continued)
September 30, 2026
(Unaudited)

21. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Net income	$597.1	$233.9	$1,440.3	$730.3
Subtract:
Net income (loss) attributable to noncontrolling interest	(34.8)	20.1	(19.6)	62.2
Total	$631.9	$213.8	$1,459.9	$668.1
Weighted-average shares outstanding:
Basic	213.9	222.4	215.7	224.1
Dilutive effects:
Restricted stock units	2.3	1.9	2.1	1.8
Stock options	0.4	0.6	0.5	0.6
Performance share awards	0.3	0.3	0.3	0.3
Diluted	216.9	225.2	218.6	226.8
Net income per common share:
Basic	$2.95	$0.96	$6.77	$2.98
Diluted	$2.91	$0.95	$6.68	$2.95

The calculation of diluted earnings per share for the three and nine months ended September 30, 2026 and 2025, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2026, compared with December 31, 2025, and our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2025, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

Beam Benefits. On September 1, 2026, we closed on our agreement to acquire Beam, an employee benefits company serving over 26,000 small businesses. Beam offers dental, vision and ancillary benefits supported by a cloud-native technology stack with artificial intelligence at its core, generating approximately $175.0 million in premiums in 2025. Results of Beam operations are reported within our Benefits and Protection operating segment.

Dispositions

Principal Compañía de Seguros de Vida Chile S.A. On September 1, 2026, we closed on our agreement with Banco Santander, S.A. (“Santander”) to sell our annuities business in Chile, Principal Compañía de Seguros de Vida Chile S.A. (“Vida”). The Vida legal entity was sold excluding its universal life and asset management business, which was carved out prior to the sale. We incurred a $276.7 million pre-tax net realized capital loss on the disposal primarily due to recognizing into income our accumulated foreign currency translation adjustment in a loss position. The transaction did not have a material impact on our Principal Asset Management segment pre-tax operating earnings.

Other

Affiliated Distribution Realignment. Beginning in 2026, we are reporting the results of a subsidiary supporting enterprise distribution, which was previously reported in the Benefits and Protection segment, in the Corporate segment. This aligns our affiliated distribution functions within the Corporate segment. The results for this subsidiary primarily include fees and other revenues and operating expenses that largely offset each other, resulting in a minimal impact to pre-tax operating earnings.

Principal Mandatory Provident Funds. On January 16, 2025, we announced the signing of an agreement with BCT to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes. BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. The transaction closed in the third quarter of 2026. Prior to close, in the first quarter of 2025 we recognized certain transaction-related impacts, including a $65.4 million impairment of our distribution agreement intangible asset and contract cost asset, reported in operating expenses on our consolidated statements of operations. Additionally, we classified our customer relationship intangible asset as held for sale, resulting in a $77.0 million loss reported in net realized capital gains (losses) on our consolidated statements of operations. For segment reporting, the impairments were reflected in loss from exited business and the held for sale write-down was reflected in net realized capital losses. As such, they had no impact on our Principal Asset Management segment pre-tax operating earnings.

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for the liability for future policy benefits for traditional limited-payment long-duration contracts and other actuarial balances. Assumption updates, model refinements and other updates made resulted in a change in cash flow assumptions that increased (decreased) consolidated net income attributable to Principal Financial Group, Inc. by $9.4 million and $(59.3) million for the three and nine months ended September 30, 2026 and 2025, respectively.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment. Beginning in 2026, actuarial assumption update impacts are excluded from segment pre-tax operating earnings.

	For the three and nine months ended September 30,
	2026	2025

	(in millions)
Retirement and Income Solutions	$—	$12.0
Benefits and Protection	—	(79.1)

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal Asset Management segment where pre-tax operating earnings were positively impacted $6.4 million and $22.3 million for the three and nine months ended September 30, 2026, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,897.9	$1,532.8	$365.1	$4,506.8	$4,680.6	$(173.8)
Fees and other revenues	1,144.1	1,128.7	15.4	3,407.4	3,289.0	118.4
Net investment income	1,160.8	1,200.5	(39.7)	3,661.6	3,529.0	132.6
Net realized capital gains (losses)	(387.6)	85.7	(473.3)	(400.0)	(26.0)	(374.0)
Net realized capital gains (losses) on funds withheld assets	(17.0)	(0.2)	(16.8)	(15.7)	31.5	(47.2)
Change in fair value of funds withheld embedded derivative	818.2	(265.9)	1,084.1	891.2	(455.3)	1,346.5
Total revenues	4,616.4	3,681.6	934.8	12,051.3	11,048.8	1,002.5
Expenses:
Benefits, claims and settlement expenses	2,318.7	1,964.1	354.6	5,921.9	6,024.0	(102.1)
Liability for future policy benefits remeasurement loss	23.4	60.9	(37.5)	16.1	58.8	(42.7)
Market risk benefit remeasurement loss	7.8	4.0	3.8	33.8	53.0	(19.2)
Dividends to policyholders	29.7	30.0	(0.3)	84.2	72.0	12.2
Operating expenses	1,398.0	1,374.2	23.8	4,178.4	4,060.6	117.8
Total expenses	3,777.6	3,433.2	344.4	10,234.4	10,268.4	(34.0)
Income before income taxes	838.8	248.4	590.4	1,816.9	780.4	1,036.5
Income taxes	241.7	14.5	227.2	376.6	50.1	326.5
Net income	597.1	233.9	363.2	1,440.3	730.3	710.0
Net income (loss) attributable to noncontrolling interest	(34.8)	20.1	(54.9)	(19.6)	62.2	(81.8)
Net income attributable to Principal Financial Group, Inc.	$631.9	$213.8	$418.1	$1,459.9	$668.1	$791.8

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased due to a $528.9 million net increase in after-tax income from exited business, primarily related to an $856.5 million change in fair value of the funds withheld embedded derivative net of a $314.2 million after-tax impact associated with the disposition of our Chilean annuities business. The net increase in after-tax income from exited business was partially offset by a $113.9 million decrease related to after-tax net realized capital losses. Net realized capital gains (losses) are discussed in “Investments - Investment Results.”

Total Revenues

Premiums and other considerations increased $323.1 million in the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies and increased $50.2 million due to growth in our Specialty Benefits business.

Fees and other revenues increased primarily due to an increase in average monthly account values in the Retirement and Income Solutions segment, which largely resulted from more favorable financial markets.

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

The change in fair value of the funds withheld embedded derivative resulted in a gain in 2026 compared to a loss in 2025 due to changes in interest rates and credit spreads.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to an increase in reserves in the Retirement and Income Solutions segment, largely stemming from higher sales of single premium group annuities with life contingencies.

The liability for future policy benefits remeasurement loss change was primarily due to $36.2 million less unfavorable impact of actuarial assumption updates and model refinements in 2026 compared to 2025.

The market risk benefit remeasurement loss change was primarily due to the $36.9 million unfavorable impact from periodic and final settlements for derivatives used to hedge MRBs offset by a $33.0 million favorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Market Risk Benefits” for further information on market effects.

Operating expenses increased primarily due to an increase in professional fees.

Income Taxes

The effective income tax rate increased to 29% for the three months ended September 30, 2026, from 6% for the three months ended September 30, 2025, primarily due to a 30% impact from a nondeductible loss on the disposition of our Chilean annuities business, a 15% increase from foreign withholding taxes, and a 5% impact from all other permanent tax adjustments in aggregate. These increases were partially offset by a 19% impact from changes in pre-tax income and an 8% impact from foreign statutory rate differentials.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased due to a $778.9 million net increase in after-tax income from exited business, primarily related to a $1,063.8 million change in fair value of the funds withheld embedded derivative net of a $314.2 million after-tax impact associated with the disposition of our Chilean annuities business.

Total Revenues

Premiums and other considerations decreased $274.6 million in the Retirement and Income Solutions segment primarily due to lower sales of single premium group annuities with life contingencies offset by a $113.2 million increase due to growth in our Specialty Benefits business.

Fees and other revenues increased due to a $59.8 million increase in the Retirement and Income Solutions segment primarily due to an increase in average monthly account values, which largely resulted from more favorable financial markets, a $19.5 million increase in the Life Insurance business due to growth in the business and a $13.8 million increase in the Principal Asset Management segment primarily due to higher transaction and borrower fees.

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

Total Expenses

Benefits, claims and settlement expenses decreased $86.5 million in the Retirement and Income Solutions segment primarily due to a decrease in reserves, largely stemming from lower sales of single premium group annuities with life contingencies, and decreased $30.3 million in the Benefits and Protection segment due to favorable impacts of actuarial assumption updates in 2026 compared to unfavorable actuarial assumption updates in 2025.

The liability for future policy benefits remeasurement loss change was primarily due to $36.2 million less unfavorable impact of actuarial assumption updates and model refinements in 2026 compared to 2025.

The market risk benefit remeasurement loss change was primarily due to the $67.1 million favorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. This change was offset by a $47.9 million unfavorable impact from periodic and final settlements for derivatives used to hedge MRBs. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Market Risk Benefits” for further information on market effects.

Dividends to policyholders increased in Benefits and Protection segment primarily due to a change in the policyholder dividend obligation.

Operating expenses increased primarily due to a $54.0 million increase in nondeferrable commission expense, a $41.0 million one-time expense accrual release in 2025 with no corresponding release in 2026 and a $34.4 million increase in professional fees.

Income Taxes

The effective income tax rate increased to 21% for the nine months ended September 30, 2026, from 6% for the nine months ended September 30, 2025, primarily due to a 10% impact from a nondeductible loss on the disposition of our Chilean annuities business, a 5% impact from foreign withholding taxes, and a 4% impact from releasing unrecognized tax benefits in the prior year period. These increases were partially offset by a 3% impact from foreign statutory rate differentials and a 1% impact from all other permanent tax adjustments in aggregate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 18, Segment Information.” As discussed in that note, beginning in 2026 we exclude pre-tax actuarial assumption updates from segment pre-tax operating earnings.

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

The following table presents the Retirement and Income Solutions segment net revenue and average monthly account values for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)
Net revenue (in millions)	$757.3	$751.7	$5.6	$2,287.1	$2,189.8	$97.3

Average monthly account values (in billions)	$684.1	$609.0	$75.1	$666.5	$584.5	$82.0

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$889.6	$566.5	$323.1	$1,549.4	$1,824.0	$(274.6)
Fees and other revenues	472.0	459.3	12.7	1,393.4	1,334.7	58.7
Net investment income	932.8	860.4	72.4	2,752.0	2,521.0	231.0
Total operating revenues	2,294.4	1,886.2	408.2	5,694.8	5,679.7	15.1
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,530.3	1,144.1	386.2	3,403.8	3,504.2	(100.4)
Liability for future policy benefits remeasurement (gain) loss	3.2	(10.5)	13.7	2.2	(18.9)	21.1
Market risk benefit remeasurement loss	3.6	0.9	2.7	1.7	4.6	(2.9)
Operating expenses	459.4	441.3	18.1	1,363.7	1,303.0	60.7
Total expenses	1,996.5	1,575.8	420.7	4,771.4	4,792.9	(21.5)

Pre-tax operating earnings attributable to noncontrolling interest	0.1	0.1	—	0.2	0.7	(0.5)
Pre-tax operating earnings	$297.8	$310.3	$(12.5)	$923.2	$886.1	$37.1

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased due to an increase in operating expenses, which was slightly offset by an increase in net revenue as described below.

Net Revenue

Net revenue increased primarily due to a $13.8 million impact from growth in the business and a $12.7 million increase in fee revenue primarily due to an increase in average monthly account values, which largely resulted from more favorable financial markets. These increases were partially offset by a $12.0 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2025 with no corresponding activity in 2026, and a $6.8 million decrease in variable investment income.

Operating Expenses

Operating expenses increased primarily due to a $9.9 million impact from investments in the business and an $8.1 million increase related to growth in the business.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in net revenue, which was partially offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $58.7 million increase in fee revenue primarily due to an increase in average monthly account values, which largely resulted from more favorable financial markets, a $28.8 million increase in variable investment income and a $21.7 million impact from growth in the business. These increases were partially offset by a $12.0 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2025 with no corresponding activity in 2026.

Operating Expenses

Operating expenses increased primarily due to a $19.4 million impact from a one-time expense accrual release in 2025 with no corresponding activity in 2026, a $15.8 million impact from growth in the business, an $8.2 million increase in plan administration expenses and a $6.3 million increase in staff-related expenses.

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

The following table presents the AUM rollforward for assets managed by the Principal Asset Management segment for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(in billions)
AUM, beginning of period	$770.4	$723.0	$747.8	$683.4
Net cash flow	(11.2)	—	(25.8)	(7.4)
Market performance	(5.9)	27.0	27.4	59.4
Other	0.3	1.6	0.6	1.6
Operations disposed (1)	(2.2)	(0.8)	(2.5)	(2.5)
Effect of exchange rates	(3.5)	1.5	0.4	17.8
AUM, end of period	$747.9	$752.3	$747.9	$752.3
(1)	2026 includes withdrawals related to certain exited pension business in Hong Kong and the divestment of our Chilean annuities business. 2025 includes the divestment of Post Advisory Group and Origin Asset Management along with withdrawals related to certain exited pension business in Hong Kong.

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$(0.1)	$0.5	$(0.6)	$(0.4)	$6.1	$(6.5)
Fees and other revenues	536.6	547.1	(10.5)	1,610.5	1,596.7	13.8
Net investment income	110.9	179.5	(68.6)	512.0	514.5	(2.5)
Total operating revenues	647.4	727.1	(79.7)	2,122.1	2,117.3	4.8
Expenses:
Benefits, claims and settlement expenses	31.8	60.9	(29.1)	225.3	233.7	(8.4)
Liability for future policy benefits remeasurement (gain) loss	0.3	(0.8)	1.1	0.7	(0.9)	1.6
Operating expenses	382.2	387.9	(5.7)	1,191.3	1,172.8	18.5
Total expenses	414.3	448.0	(33.7)	1,417.3	1,405.6	11.7

Pre-tax operating earnings attributable to noncontrolling interest	2.6	4.4	(1.8)	9.4	13.1	(3.7)
Pre-tax operating earnings	$230.5	$274.7	$(44.2)	$695.4	$698.6	$(3.2)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our International Pension operations primarily due to $41.2 million unfavorable relative market performance on our required regulatory investments. This decrease was partially offset by $5.6 million of foreign currency tailwinds.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Investment Management operations primarily due to $11.1 million higher transaction and borrower fees. This increase was partially offset by $5.3 million lower performance fees. Pre-tax operating earnings decreased in our International Pension operations due to $34.7 million of unfavorable relative market performance on our required regulatory investments and $23.1 million lower earnings on our exited businesses. These decreases were partially offset by $26.3 million higher earnings from our equity method investments and $19.6 million of foreign currency tailwinds.

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

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$895.4	$845.2	$50.2	$2,630.1	$2,516.9	$113.2
Life Insurance	238.6	248.9	(10.3)	701.3	722.0	(20.7)

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$1,017.9	$972.8	$45.1	$2,983.9	$2,875.7	$108.2
Fees and other revenues	115.9	121.1	(5.2)	347.0	362.7	(15.7)
Net investment income	162.6	166.6	(4.0)	493.1	482.6	10.5
Total operating revenues	1,296.4	1,260.5	35.9	3,824.0	3,721.0	103.0
Expenses:
Benefits, claims and settlement expenses	725.8	705.0	20.8	2,124.4	2,123.4	1.0
Liability for future policy benefits remeasurement (gain) loss	(8.9)	72.8	(81.7)	(17.2)	68.7	(85.9)
Dividends to policyholders	31.0	29.9	1.1	85.4	71.9	13.5
Operating expenses	378.8	366.3	12.5	1,107.6	1,103.4	4.2
Total expenses	1,126.7	1,174.0	(47.3)	3,300.2	3,367.4	(67.2)

Pre-tax operating earnings	$169.7	$86.5	$83.2	$523.8	$353.6	$170.2

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business decreased $14.3 million due to favorable actuarial assumption updates in 2025 with no corresponding impact in 2026 and $5.5 million due to integration costs related to the Beam acquisition. Pre-tax operating earnings in our Life Insurance business increased $93.4 million due to unfavorable actuarial assumption updates, model refinements and other updates in 2025 with no corresponding impact to 2026 and $10.2 million due to improved claims experience.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $50.2 million due to growth in the business. Premium and fees decreased $10.3 million in our Life Insurance business primarily due to lower commission income resulting from the affiliated distribution realignment in 2026.

Net investment income in our Specialty Benefits business increased $8.2 million due to higher yields on invested assets. Net investment income in our Life Insurance business decreased $6.1 million due to mark-to-market changes on options associated with our indexed universal life insurance and $4.0 million due to lower invested asset values.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $29.1 million due to growth in the business and $8.3 million due to unfavorable claims experience. Benefits, claims and settlement expenses in our Life Insurance business decreased $10.2 million due to improved claims experience and $6.0 million from changes in reserves and interest credited associated with our indexed universal life business.

Liability for future policy benefits remeasurement loss in our Specialty Benefits business changed $16.2 million due to favorable actuarial assumption updates in 2025 with no corresponding impact in 2026. Liability for future policy benefits remeasurement (gain) loss in our Life Insurance business changed $89.4 million due to unfavorable actuarial assumption updates, model refinements and other updates in 2025 with no corresponding impact in 2026.

Operating expenses in our Specialty Benefits business increased $15.8 million due to growth in the business and $5.5 million due to integration costs related to the Beam acquisition. Operating expenses in our Life Insurance business decreased $11.3 million due to lower commission expenses resulting from the affiliated distribution realignment.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $36.6 million due to improved claims experience and $15.8 million due to higher yields on invested assets offset by $14.3 million due to favorable actuarial assumption updates in 2025 with no corresponding impact in 2026. Pre-tax operating earnings in our Life Insurance business increased $93.4 million due to unfavorable actuarial assumption updates, model refinements and other updates in 2025 with no corresponding impact in 2026 and $40.8 million due to improved claims experience.

Operating Revenues

Premium and fees in our Specialty Benefits business increased $113.2 million due to growth in the business. Premium and fees in our Life Insurance business decreased $34.1 million due to lower commission income largely resulting from the affiliated distribution realignment in 2026 offset by $13.4 million due to growth in business.

Net investment income in our Specialty Benefits business increased $15.8 million due to higher yields on invested assets. Net investment income in our Life Insurance business decreased $11.9 million due to lower invested asset values offset by $7.3 million in higher yields on invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $67.3 million due to growth in the business offset by a $36.6 million decrease due to improved claims experience. Benefits, claims and settlement expenses in our Life Insurance business decreased $40.8 million due to improved claims experience offset by an $11.5 million increase due to growth in the business.

Liability for future policy benefits remeasurement (gain) loss in our Specialty Benefits business changed $16.2 million due to favorable actuarial assumption updates in 2025 with no corresponding impact in 2026. Liability for future policy benefits remeasurement (gain) loss in our Life Insurance business changed $89.4 million due to unfavorable actuarial assumption updates, model refinements and other updates in 2025 with no corresponding impact in 2026.

Dividends to policyholders increased $14.9 million due to a change in the policyholder dividend obligation in our Life Insurance business.

Operating expenses in our Specialty Benefits business increased $36.3 million due to growth in the business. Operating expenses in our Life Insurance business decreased $32.8 million due to lower commission expenses resulting from the affiliated distribution realignment.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$36.8	$24.2	$12.6	$144.3	$82.9	$61.4
Expenses:
Total expenses	150.0	118.1	31.9	479.9	366.8	113.1

Pre-tax operating losses attributable to noncontrolling interest	(2.7)	(2.3)	(0.4)	(8.0)	(5.5)	(2.5)
Pre-tax operating losses	$(110.5)	$(91.6)	$(18.9)	$(327.6)	$(278.4)	$(49.2)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to $12.1 million lower net investment income largely resulting from mark-to-market losses on investments and a $6.2 million increase in strategic initiatives funded by the Corporate segment.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $21.9 million increase in compensation costs, $13.2 million lower net investment income largely resulting from mark-to-market losses on investments and an $11.5 million decrease in interest income related to tax settlements.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of September 30, 2026, approximately $13.5 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of September 30, 2026.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$14,348.3	46.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,009.4	22.6
Market value adjustments	9,666.0	31.2
Subject to discretionary withdrawal without adjustments	0.5	—
Total domestic investment contracts	$31,024.2	100.0%

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

We had the following short-term credit financing structures available with various financial institutions as of September 30, 2026:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (2)

			(in millions)
Principal Life (1)	Credit facility	September 2031	$900.0	$—
Principal Life	Commercial paper			149.6
Principal CLO warehouse	Secured CLO borrowings	August 2027	80.0	28.0
Total short-term debt				$177.6
(1)	The credit facility is supported by thirteen banks.
(2)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

In connection with the formation of certain CLOs, we sponsor special-purpose entities that acquire senior secured leveraged loans. These acquisitions are funded through equity contributions from wholly owned subsidiaries and borrowings under short-term warehouse credit facilities. The warehouse borrowings are considered non-recourse to us and are generally repaid upon the closing of the related CLO transactions.

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

Total stockholder dividends paid by Principal Life to its parent for the nine months ended September 30, 2026, were $740.2 million, of which $232.0 million was extraordinary and approved by the Commissioner. As of September 30, 2026, we had $2,043.4 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $3,791.2 million and $2,793.0 million for the nine months ended September 30, 2026 and 2025, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and investment income received exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2026 compared to 2025 was primarily due to fluctuations in receivables and payables associated with the timing of settlements. Additionally, cash received from sales of mortgage loans held for sale increased $300.5 million in 2026 as compared to 2025.

Net cash used in investing activities was $4,804.3 million and $1,034.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used in investing activities was primarily due to higher net purchases of available-for-sale securities in 2026 as compared to 2025. Additionally, net cash used in purchasing and selling interests in subsidiaries was $158.0 million in 2026 with no corresponding activity in 2025.

Net cash provided by financing activities was $1,032.8 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $833.2 million for the nine months ended September 30, 2025. The increase in cash provided by financing activities was primarily due to higher net investment contract deposits in 2026 as compared to 2025, the proceeds from long-term debt issued in 2026 with no corresponding activity in 2025, the repayment of long-term debt in 2025 with only $0.1 million of real estate long-term debt activity in 2026 and an increase in banking operation net deposits.

Guarantors and Issuers of Guaranteed Securities. PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes (the “registered notes”). For additional information on the senior notes, see item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Debt” included herein, and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	September 30, 2026	December 31, 2025

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$645.8	$646.0
Cash and cash equivalents	535.1	459.7
Goodwill	618.5	618.5
Other intangibles	349.4	366.1
Other assets	324.2	202.3
Due from non-obligor subsidiaries	561.5	133.8
Total assets	3,151.4	2,552.5
Long-term debt	4,323.6	3,923.4
Other liabilities	498.7	325.1
Due to non-obligor subsidiaries	768.5	727.7
Total liabilities	5,724.3	5,120.5

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	(in millions)
Summary Statements of Operations Information:
Total revenues	$103.2	$67.3
Total expenses	421.1	531.3
Net loss	(258.0)	(368.0)

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

Short-Term Debt. For short-term debt information, see “Liquidity” and Item 1. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Debt.”

Long-Term Debt. For long-term debt information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Debt.”

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

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the nine months ended	For the year ended
	September 30, 2026	December 31, 2025

	($ in millions)
Dividends to stockholders	$528.8	$684.0
Repurchase of common stock (1)	741.4	901.3
Total cash returned to common stockholders	$1,270.2	$1,585.3
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

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

Capitalization

The following table summarizes our capital structure:

	September 30, 2026	December 31, 2025

	($ in millions)
Debt:
Short-term debt	$177.6	$27.7
Long-term debt	4,326.2	3,926.3
Total debt	4,503.8	3,954.0

Total stockholders’ equity attributable to PFG	11,816.3	11,883.9
Total capitalization	$16,320.1	$15,837.9
Debt to equity	38%	33%
Debt to capitalization	28%	25%

Contractual Obligations and Contractual Commitments

As of September 30, 2026, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of September 30, 2026, no significant changes to guarantees and indemnifications have occurred since December 31, 2025. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

As of September 30, 2026, 49% of our net assets (liabilities) were Level 1, 49% were Level 2 and 2% were Level 3. Excluding separate account assets as of September 30, 2026, 5% of our net assets (liabilities) were Level 1, 88% were Level 2 and 7% were Level 3.

As of December 31, 2025, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2025, 3% of our net assets (liabilities) were Level 1, 89% were Level 2 and 8% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2026, were $6,674.3 million as compared to $7,042.6 million as of December 31, 2025. The decrease was primarily due to an increase in the fair value of investment and universal life contract embedded derivative liabilities and a decrease in fixed maturities, available-for-sale resulting from net settlements and net transfers out of Level 3. The decreases were partially offset by an increase in fair value of the funds withheld payable embedded derivative net asset.

Investments

We had total consolidated assets as of September 30, 2026, of $338,742.2 million, of which $107,714.9 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance agreements. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2026, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	September 30, 2026
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$59,390.3	$12,274.0	$71,664.3
Equity securities	2,573.7	0.3	2,574.0
Mortgage loans	18,862.5	1,562.6	20,425.1
Real estate	2,373.0	—	2,373.0
Policy loans	863.2	—	863.2
Other investments	7,884.1	1,931.2	9,815.3
Total invested assets	91,946.8	15,768.1	107,714.9
Cash and cash equivalents	3,703.0	747.7	4,450.7
Total invested assets and cash	$95,649.8	$16,515.8	$112,165.6

	December 31, 2025
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$61,025.1	$13,579.4	$74,604.5
Equity securities	2,237.0	0.3	2,237.3
Mortgage loans	19,005.4	2,002.9	21,008.3
Real estate	2,409.7	—	2,409.7
Policy loans	866.7	—	866.7
Other investments	8,066.3	1,708.7	9,775.0
Total invested assets	93,610.2	17,291.3	110,901.5
Cash and cash equivalents	3,883.2	547.8	4,431.0
Total invested assets and cash	$97,493.4	$17,839.1	$115,332.5

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

	For the three months ended September 30,						For the nine months ended September 30,
	2026		2025		Increase (decrease)		2026		2025		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.8%	$771.8	5.0%	$763.4	(0.2)%	$8.4	4.9%	$2,370.4	5.1%	$2,288.1	(0.2)%	$82.3
Equity securities	(0.8)	(5.3)	8.2	33.3	(9.0)	(38.6)	4.1	74.5	6.5	96.8	(2.4)	(22.3)
Mortgage loans – commercial	4.8	168.4	4.9	176.9	(0.1)	(8.5)	4.7	494.8	4.6	499.8	0.1	(5.0)
Mortgage loans – residential	4.2	55.1	5.1	53.2	(0.9)	1.9	5.2	195.7	5.7	166.5	(0.5)	29.2
Real estate	6.7	40.4	4.9	29.7	1.8	10.7	5.3	95.2	5.6	101.0	(0.3)	(5.8)
Policy loans	5.3	11.5	5.3	11.6	—	(0.1)	5.3	34.5	5.3	34.3	—	0.2
Cash and cash equivalents	4.5	42.2	5.4	51.5	(0.9)	(9.3)	4.6	129.9	5.1	145.6	(0.5)	(15.7)
Other investments	7.3	155.1	7.9	149.5	(0.6)	5.6	8.2	488.9	7.1	391.0	1.1	97.9
Total	4.9	1,239.2	5.3	1,269.1	(0.4)	(29.9)	5.2	3,883.9	5.2	3,723.1	—	160.8
Investment expenses	(0.3)	(78.4)	(0.3)	(68.6)	—	(9.8)	(0.3)	(222.3)	(0.3)	(194.1)	—	(28.2)
Net investment income	4.6%	$1,160.8	5.0%	$1,200.5	(0.4)%	$(39.7)	4.9%	$3,661.6	4.9%	$3,529.0	—%	$132.6

Three Months Ended September 30, 2026 Compared To Three Months Ended September 30, 2025

Net investment income decreased primarily due to lower yields in fixed maturities, unfavorable relative market performance on our required regulatory investments in Latin America, and decreases in federal fund rates tied to our short-term investments. These decreases were partially offset by higher average invested assets in fixed maturities and residential mortgages.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net investment income increased primarily due to higher average invested assets in fixed maturities and residential mortgages and derivatives in fair values hedges. These increases were partially offset by lower yields in fixed maturities, unfavorable relative market performance on our required regulatory investments in Latin America, and decreases in federal fund rates tied to our short-term investments.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets, which are separately reported on the consolidated statements of operations.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2026	2025	(decrease)	2026	2025	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(17.5)	$(24.9)	$7.4	$(59.7)	$(34.9)	$(24.8)
Commercial mortgage loans – credit losses	(29.3)	(1.1)	(28.2)	(50.0)	(14.5)	(35.5)
Other – credit losses	(3.8)	(5.9)	2.1	(3.5)	(9.5)	6.0
Fixed maturities, available-for-sale and trading – noncredit	(13.6)	4.7	(18.3)	(63.9)	(45.3)	(18.6)
Derivatives and related hedge activities	(39.2)	2.5	(41.7)	(20.8)	(33.8)	13.0
Other gains (losses)	(284.2)	110.4	(394.6)	(202.1)	112.0	(314.1)
Net realized capital gains (losses) (2)	$(387.6)	$85.7	$(473.3)	$(400.0)	$(26.0)	$(374.0)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net realized capital losses increased primarily due to the net loss associated with the disposition of our Chilean annuities business in 2026, losses versus gains on GMWB/RILA activities and increased losses on commercial mortgage loans reserve changes. These increases were partially offset by a held-for-sale write-down of an intangible asset in 2025, gains versus losses on non-hedged interest rate derivatives due to changes in rates and gains versus losses on currency derivatives.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net realized capital losses increased primarily due to the net loss associated with the disposition of our Chilean annuities business in 2026, losses versus gains on GMWB/RILA activities, increased losses on commercial mortgage loans reserve changes and increased credit losses from available-for-sale fixed maturities. These increases were partially offset by a held-for-sale write-down of an intangible asset in 2025, gains versus losses on non-hedged interest rate derivatives due to changes in rates and gains versus losses on currency derivatives.

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

Of our invested assets, $89,684.2 million were held by our U.S. operations as of September 30, 2026. Our U.S. invested assets are managed primarily by Principal Asset Management – Investment Management. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $86.0 million and $85.0 million as of September 30, 2026 and December 31, 2025, respectively. We sell credit default swaps and total return swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. When selling total return swaps, if there is an event of default by the referenced name, we are obligated to compensate the protection buyer for any decline in the price of the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2026	December 31, 2025	September 30, 2026		December 31, 2025
New mortgages	52%	50%	1.8	x	1.9	x
Entire mortgage portfolio	48%	49%	2.3	x	2.3	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $4,089.5 million and 4.8%, respectively, as of September 30, 2026, and $3,990.4 million and 4.8%, respectively, as of December 31, 2025. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $8,986.1 million and 4.2%, respectively, as of September 30, 2026, and $9,021.4 million and 4.2%, respectively, as of December 31, 2025.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	September 30, 2026		December 31, 2025
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$59,258.9	66%	$58,379.1	67%
Equity securities	1,701.8	2	1,349.6	2
Mortgage loans	18,862.5	21	18,054.4	21
Real estate	2,373.0	3	2,408.4	3
Policy loans	863.2	1	850.5	1
Other investments	6,624.8	7	5,885.3	6
Total invested assets	89,684.2	100%	86,927.3	100%
Cash and cash equivalents	3,446.7		3,576.5
Total invested assets and cash	$93,130.9		$90,503.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities that were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2026		December 31, 2025
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,582.3	3%	$1,359.6	2%
Non-U.S. governments	332.7	1	407.3	1
States and political subdivisions	5,670.4	10	5,908.8	10
Corporate - public	11,449.2	19	12,932.1	22
Corporate - private	17,353.5	29	15,681.9	27
Residential mortgage-backed pass-through securities	3,404.6	6	3,803.0	7
Commercial mortgage-backed securities	5,072.5	9	4,728.8	8
Residential collateralized mortgage obligations	4,795.9	8	4,835.2	8
Asset-backed securities	9,597.8	16	8,722.4	15
Total fixed maturities	$59,258.9	100%	$58,379.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 13% and 14% of total fixed maturities as of September 30, 2026, and December 31, 2025, respectively. It is comprised of corporate and foreign government fixed maturities.

	September 30, 2026	December 31, 2025

	(in millions)
European Union	$2,490.0	$2,489.8
United Kingdom	1,626.6	1,674.2
Australia/New Zealand	1,369.4	1,515.2
Latin America	894.0	1,031.7
Middle East and Africa	480.8	524.7
Asia-Pacific	388.5	480.3
Europe, non-European Union	301.2	348.5
Other	78.9	208.3
Total	$7,629.4	$8,272.7

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2026 and December 31, 2025, our investments in Canada totaled $852.3 million and $938.0 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 5.6% of single-name credit fixed maturity exposures as of September 30, 2026, and 5.5% as of December 31, 2025.

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

	September 30, 2026			December 31, 2025
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$44,503.4	$40,725.7	69%	$41,717.4	$39,743.7	68%
2	15,969.4	14,899.8	25	15,901.2	15,501.2	27
3	3,071.5	3,015.4	5	2,724.7	2,679.3	4
4	491.2	457.7	1	321.7	313.1	1
5	170.3	130.8	—	196.3	137.1	—
6	48.4	29.5	—	7.0	4.7	—
Unallocated portfolio layer method basis adjustment (1)	(44.0)	—	—	(16.9)	—	—
Total fixed maturities	$64,210.2	$59,258.9	100%	$60,851.4	$58,379.1	100%

(1)Amounts represent unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Fixed maturities included 125 securities with an amortized cost of $1,398.5 million, gross gains of $22.7 million, gross losses of $16.4 million, valuation allowance of $0.0 million and a carrying amount of $1,404.8 million as of September 30, 2026, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2026, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	September 30, 2026		December 31, 2025
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$5,216.8	$4,901.9	$4,751.7	$4,547.3
2	126.4	106.8	128.8	113.5
3	57.4	45.1	61.0	50.1
4	16.2	13.4	12.8	10.5
5	3.0	0.7	8.0	4.9
6	8.6	4.6	4.3	2.5
Total (1)	$5,428.4	$5,072.5	$4,966.6	$4,728.8
(1)	Amortized cost amounts of our CMBS portfolio exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. The CMBS portfolio included agency CMBS with a $432.8 million amortized cost and a $413.6 million carrying amount as of September 30, 2026, and a $497.9 million amortized cost and a $484.7 million carrying amount as of December 31, 2025.

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

	September 30, 2026	December 31, 2025

	($ in millions)
Total fixed maturities	$59,258.9	$58,379.1
Problem fixed maturities (1)	$127.7	$113.2
Potential problem fixed maturities	11.2	36.4
Restructured problem fixed maturities	5.4	—
Total problem, potential problem and restructured fixed maturities	$144.3	$149.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.24%	0.26%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $17.6 million and $24.9 million for the three months ended September 30, 2026 and 2025, respectively, and $58.9 million and $34.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Fixed Maturities Available-For-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	September 30, 2026
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,244.8	$2.0	$135.2	$—	$1,111.6
Finance — Brokerage	908.3	2.9	121.8	—	789.4
Finance — Finance Companies	381.6	0.9	22.9	—	359.6
Finance — Financial Other	2,399.9	22.9	106.0	5.3	2,311.5
Finance — Insurance	1,948.5	10.2	253.2	1.9	1,703.6
Finance — Real estate investment trusts (“REITs”)	1,519.3	0.3	149.7	—	1,369.9
Industrial — Basic Industry	1,277.7	8.3	93.8	7.5	1,184.7
Industrial — Capital Goods	1,500.9	5.3	126.2	—	1,380.0
Industrial — Communications	2,721.7	23.4	232.9	—	2,512.2
Industrial — Consumer Cyclical	918.1	6.3	64.4	4.4	855.6
Industrial — Consumer Non-Cyclical	3,300.9	13.5	296.5	8.5	3,009.4
Industrial — Energy	2,321.0	26.5	153.3	—	2,194.2
Industrial — Other	1,200.7	15.0	31.9	—	1,183.8
Industrial — Technology	1,463.1	5.9	154.0	11.6	1,303.4
Industrial — Transportation	2,425.0	7.7	173.8	—	2,258.9
Utility — Electric	3,577.1	13.3	435.7	—	3,154.7
Utility — Natural Gas	484.4	0.2	66.1	—	418.5
Utility — Other	588.6	2.8	53.9	1.4	536.1
Government guaranteed	626.2	29.9	19.7	—	636.4
Total corporate securities	30,807.8	197.3	2,691.0	40.6	28,273.5

Residential mortgage-backed pass-through securities	3,662.1	0.8	265.5	—	3,397.4
Commercial mortgage-backed securities	5,369.8	1.8	353.8	3.9	5,013.9
Residential collateralized mortgage obligations	5,185.5	4.5	471.7	0.3	4,718.0
Asset-backed securities — Home equity (1)	47.0	1.7	4.1	—	44.6
Asset-backed securities — All other	4,778.5	12.6	68.6	—	4,722.5
Collateralized debt obligations — Credit	16.4	—	4.6	—	11.8
Collateralized debt obligations — Loans	4,567.3	3.9	2.2	—	4,569.0
Total mortgage-backed and other asset-backed securities	23,626.6	25.3	1,170.5	4.2	22,477.2

U.S. government and agencies	1,752.9	—	170.6	—	1,582.3
States and political subdivisions	6,770.8	0.1	1,101.4	—	5,669.5
Non-U.S. governments	371.4	8.1	47.8	—	331.7
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	63,329.5	230.8	5,181.3	44.8	58,334.2
Unallocated portfolio layer method basis adjustment	(44.0)	44.0	—	—	—
Total fixed maturities, available-for-sale	$63,285.5	$274.8	$5,181.3	$44.8	$58,334.2
(1)	This exposure is primarily related to sub-prime mortgage loans.

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,552.2	$17.9	$89.1	$—	$1,481.0
Finance — Brokerage	953.9	12.5	83.6	—	882.8
Finance — Finance Companies	342.7	4.3	17.0	—	330.0
Finance — Financial Other	1,725.5	44.7	71.0	3.1	1,696.1
Finance — Insurance	2,000.6	43.7	166.9	—	1,877.4
Finance — REITs	1,732.8	3.9	104.1	—	1,632.6
Industrial — Basic Industry	1,323.2	36.9	62.7	7.6	1,289.8
Industrial — Capital Goods	1,476.1	26.3	87.9	—	1,414.5
Industrial — Communications	2,435.8	66.9	135.2	—	2,367.5
Industrial — Consumer Cyclical	876.2	10.4	59.2	3.5	823.9
Industrial — Consumer Non-Cyclical	3,094.2	32.4	180.0	2.0	2,944.6
Industrial — Energy	2,130.4	75.4	91.2	—	2,114.6
Industrial — Other	1,094.3	37.7	16.2	0.9	1,114.9
Industrial — Technology	1,529.9	20.2	117.5	5.3	1,427.3
Industrial — Transportation	2,407.0	53.0	119.1	—	2,340.9
Utility — Electric	3,443.0	63.3	276.6	—	3,229.7
Utility — Natural Gas	491.5	8.6	47.2	—	452.9
Utility — Other	514.1	11.3	31.5	—	493.9
Government guaranteed	273.5	11.7	11.9	—	273.3
Total corporate securities	29,396.9	581.1	1,767.9	22.4	28,187.7

Residential mortgage-backed pass-through securities	3,857.1	54.6	117.1	—	3,794.6
Commercial mortgage-backed securities	4,895.9	16.8	253.2	1.4	4,658.1
Residential collateralized mortgage obligations	5,010.1	40.6	302.7	0.4	4,747.6
Asset-backed securities — Home equity (1)	50.9	2.7	2.9	—	50.7
Asset-backed securities — All other	3,530.7	42.6	15.0	—	3,558.3
Collateralized debt obligations — Credit	16.5	—	5.0	—	11.5
Collateralized debt obligations — Loans	4,835.7	8.8	1.5	—	4,843.0
Total mortgage-backed and other asset-backed securities	22,196.9	166.1	697.4	1.8	21,663.8

U.S. government and agencies	1,415.6	9.4	65.5	0.1	1,359.4
States and political subdivisions	6,577.7	42.7	712.6	—	5,907.8
Non-U.S. governments	427.2	17.3	38.1	—	406.4
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	60,014.3	816.6	3,281.5	24.3	57,525.1
Unallocated portfolio layer method basis adjustment	(16.9)	16.9	—	—	—
Total fixed maturities, available-for-sale	$59,997.4	$833.5	$3,281.5	$24.3	$57,525.1
(1)	This exposure is primarily related to sub-prime mortgage loans.

Of the $5,181.3 million in gross unrealized losses as of September 30, 2026, $12.5 million in losses were attributed to securities scheduled to mature in one year or less, $377.0 million attributed to securities scheduled to mature between one to five years, $464.8 million attributed to securities scheduled to mature between five to ten years, $3,156.5 million attributed to securities scheduled to mature after ten years and $1,170.5 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2026, we were in a $4,906.5 million net unrealized loss position as compared to a $2,448.0 million net unrealized loss position as of December 31, 2025. The $2,458.5 million increase in net unrealized losses for the nine months ended September 30, 2026, can be attributed to an increase in interest rates.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	September 30, 2026					December 31, 2025
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$42,634.6	$77.0	$4,045.8	$0.8	$38,665.0	$42,313.3	$431.0	$2,535.2	$0.5	$40,208.6
Private	17,325.2	118.9	996.6	—	16,447.5	14,747.7	353.9	622.9	—	14,478.7
Below investment grade:
Public	801.4	2.7	101.8	10.9	691.4	833.3	6.1	89.3	9.0	741.1
Private	2,568.3	32.2	37.1	33.1	2,530.3	2,120.0	25.6	34.1	14.8	2,096.7
Total fixed maturities, available-for-sale (1)	$63,329.5	$230.8	$5,181.3	$44.8	$58,334.2	$60,014.3	$816.6	$3,281.5	$24.3	$57,525.1

(1)Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Included in the public category carrying amount as of September 30, 2026 and December 31, 2025, were $16,649.7 million and $16,411.2 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,135.5	$73.6	$431.6	$97.1	$1,567.1	$170.7
Non-U.S. governments	57.3	2.8	150.8	44.9	208.1	47.7
States and political subdivisions	2,202.9	141.1	3,243.0	960.3	5,445.9	1,101.4
Corporate	9,907.6	361.2	10,738.0	2,326.6	20,645.6	2,687.8
Residential mortgage-backed pass-through securities	2,426.1	107.4	890.7	158.1	3,316.8	265.5
Commercial mortgage-backed securities	2,006.9	60.9	2,468.3	285.3	4,475.2	346.2
Collateralized debt obligations (2)	1,723.3	2.1	19.0	4.7	1,742.3	6.8
Other debt obligations	5,299.2	128.4	2,207.6	415.7	7,506.8	544.1
Total fixed maturities, available-for-sale	$24,758.8	$877.5	$20,149.0	$4,292.7	$44,907.8	$5,170.2
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of CLOs backed by secured corporate loans.

	December 31, 2025
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$375.0	$7.5	$464.1	$58.0	$839.1	$65.5
Non-U.S. governments	12.8	0.3	207.5	37.8	220.3	38.1
States and political subdivisions	605.8	6.5	3,707.6	706.1	4,313.4	712.6
Corporate	1,258.7	51.9	13,049.7	1,712.2	14,308.4	1,764.1
Residential mortgage-backed pass-through securities	201.2	0.7	1,145.8	116.5	1,347.0	117.2
Commercial mortgage-backed securities	320.9	2.3	2,869.7	249.1	3,190.6	251.4
Collateralized debt obligations (2)	1,391.5	1.5	15.2	5.0	1,406.7	6.5
Other debt obligations	382.5	1.7	2,616.9	318.1	2,999.4	319.8
Total fixed maturities, available-for-sale	$4,548.4	$72.4	$24,076.5	$3,202.8	$28,624.9	$3,275.2
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of CLOs backed by secured corporate loans.

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans.

We generally report mortgage loans at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

Mortgage loans play an important role in our investment strategy by:

●	providing strong risk-adjusted relative value in comparison to other investment alternatives;
●	enhancing total returns and
●	providing strategic portfolio diversification.

Commercial Mortgage Loans. We have focused on constructing a high quality portfolio of commercial mortgage loans on real estate. Our portfolio is generally comprised of mortgages originated with conservative loan-to-value ratios, high debt service coverages and general purpose property types with a strong credit tenancy.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of office properties, apartments, well-anchored retail properties and general-purpose industrial properties.

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% and 21% of our commercial mortgage loan portfolio before valuation allowance as of September 30, 2026 and December 31, 2025, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, including but not limited to earthquakes, fires, drought, extreme heat, flooding, and tsunamis, that may affect the region. During 2026 and 2025, we did not experience any material losses due to the aforementioned catastrophe risks.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of September 30, 2026 and December 31, 2025, the total number of commercial mortgage loans outstanding were 604 and 602, of which 32% and 32% were for loans with principal balances less than $10.0 million as of September 30, 2026 and December 31, 2025, respectively. The average loan size of our commercial mortgage portfolio was $22.8 million as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, approximately $12.3 billion, or 90%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities.

Residential Mortgage Loans. We have focused on building a high quality residential mortgage loan portfolio through conservative underwriting standards and prudent risk management practices. Our portfolio is generally comprised of borrowers with strong credit profiles, meaningful borrower equity and loan structures designed to support long-term credit performance.

Our residential mortgage loan portfolio consists primarily of first-lien residential mortgages secured by owner-occupied single-family homes. The portfolio is diversified across geographic regions and is characterized by favorable credit quality and loan-to-value metrics. As of September 30, 2026 and December 31, 2025, the total number of residential mortgage loans outstanding were 9,497 and 6,546 with average loan size of $0.6 million and $0.6 million, respectively.

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

We had five delinquent problem commercial mortgage loans with a carrying amount of $217.4 million for which we had a valuation allowance of $96.1 million as of September 30, 2026. We did not have any potential problem commercial mortgage loans as of September 30, 2026. We did not have any restructured problem commercial mortgage loans as of September 30, 2026. We had three delinquent problem commercial mortgage loans with a carrying amount of $123.7 million for which we had a valuation allowance of $62.1 million as of December 31, 2025. We also had two potential problem commercial mortgage loans with a carrying amount of $140.1 million for which we had a valuation allowance of $25.1 million. We did not have any restructured problem commercial mortgage loans as of December 31, 2025.

	September 30, 2026	December 31, 2025

	($ in millions)
Total commercial mortgage loans	$13,597.4	$13,806.5
Problem commercial mortgage loans	$121.3	$61.6
Potential problem commercial mortgage loans	—	115.0
Total problem, potential problem and restructured commercial mortgage loans	$121.3	$176.6
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.89%	1.28%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2026 and December 31, 2025, the carrying amount of our equity real estate investment was $2,373.0 million and $2,408.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the nine months ended September 30, 2026 or for the year ended December 31, 2025.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the nine months ended September 30, 2026 or for the year ended December 31, 2025.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2026, our largest equity real estate portfolio concentration was in the Pacific (46%) region of the United States. By property type, our largest concentrations were in Office (36%) and Apartments (31%) as of September 30, 2026.

Other Investments

Our other investments totaled $6,624.8 million as of September 30, 2026, compared to $5,885.3 million as of December 31, 2025. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned, bank owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $2,262.6 million were held by our international operations as of September 30, 2026. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is investment in unconsolidated operating entities as of September 30, 2026. The major category was fixed maturities as of December 31, 2025. The composition of international invested assets changed following the third quarter 2026 disposition of our Chilean annuities business. The following table excludes invested assets of the separate accounts.

	September 30, 2026		December 31, 2025
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$131.4	6%	$2,646.0	40%
Equity securities	871.9	39	887.4	13
Mortgage loans	—	—	951.0	14
Real estate	—	—	1.3	—
Policy loans	—	—	16.2	—
Other investments:
Direct financing leases	—	—	567.6	8
Investment in unconsolidated operating entities	1,248.7	55	1,133.2	17
Derivative assets and other investments	10.6	—	480.2	8
Total invested assets	2,262.6	100%	6,682.9	100%
Cash and cash equivalents	256.3		306.7
Total invested assets and cash	$2,518.9		$6,989.6

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2026, and the respective GMIRs. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$13.8	$—	$—	$—	$—	$13.8
1.01% - 2.00%	3.3	—	2,426.9	664.1	—	3,094.3
2.01% - 3.00%	289.9	23.9	111.5	2,681.8	8,081.3	11,188.4
3.01% - 4.00%	7.2	—	—	—	—	7.2
4.01% and above	10.3	—	—	—	—	10.3
Subtotal	324.5	23.9	2,538.4	3,345.9	8,081.3	14,314.0

Benefits and Protection
Up to 1.00%	—	—	—	14.4	39.1	53.5
1.01% - 2.00%	—	—	—	4.0	489.0	493.0
2.01% - 3.00%	2.1	12.0	96.4	406.0	0.2	516.7
3.01% - 4.00%	1,279.6	67.7	89.8	17.7	1.7	1,456.5
4.01% and above	18.3	27.7	1.7	1.3	—	49.0
Subtotal	1,300.0	107.4	187.9	443.4	530.0	2,568.7

Total	$1,624.5	$131.3	$2,726.3	$3,789.3	$8,611.3	$16,882.7
Percentage of total	9.6%	0.8%	16.1%	22.4%	51.0%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,341.9 million as of September 30, 2026, compared to $2,730.6 million as of December 31, 2025. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17, Fair Value Measurements.”

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

Our net estimated potential loss in fair value as of September 30, 2026, decreased $388.7 million from December 31, 2025, driven by investment activity within the portfolio.

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

We estimate as of September 30, 2026, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2025. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our international operations, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $281.0 million, or 7%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2026, as compared to an estimated $275.1 million, or 7%, reduction as of December 31, 2025. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.7 million, or 5%, reduction in segment pre-tax operating earnings of our international operations for the three months ended September 30, 2026, as compared to an estimated $14.2 million, or 5%, reduction for the three months ended September 30, 2025. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $37.4 million, or 5%, reduction in segment pre-tax operating earnings of our international operations for the nine months ended September 30, 2026, as compared to an estimated $36.3 million, or 5%, reduction for the nine months ended September 30, 2025.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of September 30, 2026 and December 31, 2025. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $4,127.6 million and $3,319.6 million as of September 30, 2026 and December 31, 2025, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our international operations had currency swaps with a notional amount of $0.0 million and $219.1 million as of September 30, 2026 and December 31, 2025, respectively. Our international operations also utilized currency forwards with a notional amount of $68.8 million and $642.9 million as of September 30, 2026 and December 31, 2025, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $123.5 million and $156.5 million as of September 30, 2026 and December 31, 2025, respectively.

Additionally, we used currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. No hedges of net equity investments in our foreign operations were outstanding as of September 30, 2026. We held currency forwards with a notional amount of $55.6 million as of December 31, 2025.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $153.2 million and $59.6 million as of September 30, 2026 and December 31, 2025, respectively.

We used currency forwards with a notional amount of $582.9 million and $0.0 million as of September 30, 2026 and December 31, 2025, respectively, to manage the foreign currency risk associated with a business combination.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of September 30, 2026 and December 31, 2025, the fair value of our equity securities was $2,574.0 million and $2,237.3 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $257.4 million as of September 30, 2026, as compared to a decline in fair value of our equity securities of $223.7 million as of December 31, 2025.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge certain investments using total return swaps to swap the equity risk for income enhancement. We economically hedge RILA index credit exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $6,971.0 million and $7,088.9 million as of September 30, 2026, and December 31, 2025, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Deanna D. Strable-Soethout, and our Chief Financial Officer, Joel M. Pitz, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2026, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2026 - January 31, 2026	716,500	$91.07	716,500	$1,369.8
February 1, 2026 - February 28, 2026	794,891	$93.85	695,449	$1,304.4
March 1, 2026 - March 31, 2026	1,043,461	$91.20	775,839	$1,234.7
April 1, 2026 - April 30, 2026	981,725	$94.24	980,891	$1,142.3
May 1, 2026 - May 31, 2026	780,283	$101.52	779,184	$1,063.2
June 1, 2026 - June 30, 2026	729,738	$108.04	728,617	$984.5
July 1, 2026 - July 31, 2026	859,395	$111.17	855,771	$889.3
August 1, 2026 - August 31, 2026	917,694	$112.97	917,049	$785.7
September 1, 2026 - September 30, 2026	461,928	$112.29	461,057	$734.0
Total	7,285,615		6,910,357
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date.

Item 5. Other Information

On September 2, 2026, Kathleen Kay, Executive Vice President and Chief Information Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5- 1(c) for the sale of up to 17,253 shares of the Company’s common stock until April 30, 2027.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Deanna D. Strable-Soethout
31.2	Certification of Joel M. Pitz
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Joel M. Pitz
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 29, 2026	By	/s/ Joel M. Pitz
Joel M. Pitz
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer